Form 10-Q
HEALTH PROFESSIONALS INC /DE
filed 1996-05-20
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
        For the Period Ended March 31, 1996
                             --------------
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934 For the Transition Period from      to
                                                            -----   ------
                         Commission File Number 1-10966
                                                -------
                           HEALTH PROFESSIONALS, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                           11-3076108
          ---------                           ----------
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)         Identification No.)

       515 East Las Olas Boulevard, Suite 1600, Fort Lauderdale, Fl 33301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  305-766-2552
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X , No    .
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at April 30, 1996
------------------------------                    -----------------------------
Common Stock, $.02 par value                              21,890,000

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                      Page No.
PART I - Financial Information                                        --------


          Condensed Consolidated Balance Sheets,
          March 31, 1996 and September 30, 1994                         3 - 4

          Condensed Consolidated Statements of Operations,
          Three and Six Months Ended March 31, 1996 and 1994                5

          Condensed Consolidated Statements of Cash Flows,
          Six Months Ended March 31, 1996 and 1994                          6

          Notes to Condensed Consolidated Financial Statements          7 - 9

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10 -15

PART II - Other Information                                                16

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                       March 31,  September 30,
                                                       ---------  -------------
Assets                                                   1996          1995
------                                                   ----          ----

Current assets:
  Cash                                                $   77,000      $   20,000
  Accounts receivable, net                             1,950,000       1,947,000
  Accounts receivable, related
    parties,net                                        1,972,000       2,119,000
  Inventory                                              109,000         106,000
  Note receivable held for sale
    - Premier Medical Services, Inc.,
          current portion                                304,000         330,000
  Prepaid expenses                                        65,000          15,000
                                                      ----------      ----------

      Total current assets                             4,477,000       4,537,000

Note receivable - Premier Medical
  Services, less current portion                         225,000         375,000

Equipment, furniture & fixtures
  and leasehold improvements, net                      1,348,000       1,459,000


Costs in excess of net assets
  of business acquired, net                            2,922,000       2,995,000

Other assets                                             322,000         268,000
                                                      ----------      ----------

Total                                                 $9,294,000      $9,634,000
                                                      ==========      ==========











            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,    September 30,
                                                     ---------    -------------
Liabilities and Stockholders                           1996           1995
-----------------------------                          ----           ----
Equity
------

Current liabilities:
  Accounts payable and accrued
    expenses                                       $  3,510,000    $  2,866,000
  Accrued salaries and payroll taxes                    122,000         228,000
  Factoring line of credit                              918,000         718,000
  Current portion of long term debt                     510,000         427,000
                                                   ------------    ------------

    Total current liabilities                         5,060,000       4,239,000
                                                   ------------    ------------

Long term debt, less current portion                  1,455,000       4,365,000
                                                   ------------    ------------



Stockholders' equity:
Serial preferred stock, $1 par value;
  Authorized 100,000    shares;  issued - none
Common  Stock - $.02  par  value; authorized
  25,000,000 shares; issued and
  outstanding 21,890,000 and
  21,890,000 respectively                               440,000         440,000
Additional paid-in capital                           37,494,000      35,694,000
Less:  40,000 shares of Treasury
  Stock at cost                                         (42,000)        (42,000)
Accumulated deficit                                 (35,113,000)    (35,062,000)
                                                   ------------    ------------

Total stockholders' equity                            2,779,000       1,030,000
                                                   ------------    ------------

                                                   $  9,294,000    $  9,634,000
                                                   ============    ============




            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended          Six Months Ended
                                     ------------------          ----------------
                                        March 31,                    March 31,
                                        ---------                    ---------
                                  1996             1995         1996           1995
                                  ----             ----         ----           ----

Operating revenues            $  1,170,000   $  1,302,000   $  2,146,000   $  2,539,000
Operating revenue -
   related parties                 611,000        912,000      1,585,000      1,910,000
Conversion and Sale
   of Securities                   166,000           --          166,000           --
Interest and other income           12,000         84,000         29,000        171,000
                              ------------   ------------   ------------   ------------
                                 1,959,000      2,298,000      3,926,000      4,620,000


Costs and expenses:
  Direct service expense           858,000      1,067,000      1,801,000      2,179,000
  Selling, general and
      administrative expense     1,449,000      1,384,000      2,659,000      2,939,000
  Professional Association
      Reserves                    (436,000)          --         (895,000)          --
  Interest                         135,000        127,000        290,000        223,000
  Research and development          36,000        (30,000)       122,000          6,000
                              ------------   ------------   ------------   ------------

                                 2,042,000      2,548,000      3,977,000     5,347,,000
                              ------------   ------------   ------------   ------------

  Net Loss                    $    (83,000)  $   (250,000)  $    (51,000)  $   (727,000)
                              ============   ============   ============   ============


Net (loss)
    per share                 $       (.00)  $       (.01)  $       (.00)  $       (.03)
                              ============   ============   ============   ============

Weighted average number
    of common and common
    equivalent shares
    outstanding                 21,890,000     21,547,000     21,890,000     21,547,000
                              ============   ============   ============   ============




           See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Six Months Ended March
                                                      ----------------------
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $   (51,000)     $  (727,000)
Adjustments to reconcile net
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                        172,000          286,000
  Provision for bad debts                             (935,000)          17,000
  Conversion of Debt to Equity                       3,000,000             --
  Purchase of Chairman's
   Physician Association                            (1,242,000)            --
  Lease obligations                                     25,000           65,000
  Discount for Notes Payable                            42,000             --

Change in assets and liabilities:
  Decrease (increase) in
    accounts receivable                              1,079,000         (673,000)
  (Increase) decrease in inventory                      (3,000)          22,000
  (Increase) decrease paid expenses                   (132,000)           6,000
 Decrease in other assets                               28,000            4,000
 Increase in accounts payable
  and accrued expenses                                 644,000          354,000
 (Decrease) increase in accrued
   salaries and payroll taxes                         (106,000)          86,000
NET CASH PROVIDED BY (USED IN)                     -----------      -----------
         OPERATING ACTIVITIES                        2,521,000         (560,000)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                             12,000          (22,000)
  Collection of Notes Receivable                       176,000          550,000
NET CASH PROVIDED BY (USED IN)                     -----------      -----------
   INVESTING ACTIVITIES                                188,000          528,000
CASH FLOWS FROM FINANCING ACTIVITIES:              -----------      -----------
  Repayments of long term debt and
    current maturities                              (3,511,000)        (371,000)
  Additions to long-term debt                          659,000           67,000
  Cash received from Factor                            200,000          311,000
NET CASH PROVIDED BY (USED IN)                     -----------      -----------
 FINANCING ACTIVITIES:                              (2,652,000)           7,000
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH
                                                        57,000          (25,000)

CASH AT BEGINNING OF PERIOD                             20,000           40,000
                                                   -----------      -----------

CASH AT END OF PERIOD                              $    77,000      $    15,000
                                                   ===========      ===========
            See notes to condensed consolidated financial statements

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.  General
    -------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

2.   Litigation and Other Contingencies
     ----------------------------------
         (a) In 1993, three shareholder class action suits were filed against the Company and its current offices, certain of whom are also directors, as a result of the decline in the market value of the common stock. The class plaintiffs agreed to a dismissal of their suit in exchange for an extension of the statute of limitations until September 30, 1996.

         (b) In 1993, the SEC advised the Company that it had commenced a formal investigation of potential securities law violations in connection with certain trading activity in the Company's securities and has requested certain information from the Company and certain of its officers in connection with that investigation. The Company, and the officers have complied with these requests.

3.       Related Parties
         ---------------
         Related party receivables arise from advances made to medical practices owned by one of the former CSI shareholders who is also a director of the Company. The advances were made in order to expand existing practices and develop new practices to be customers of the Company. The two practices that were developed by the Chairman on the Company's behalf have been sold and related-party receivables were paid in full to the Company. One practice was sold to an unrelated party in August of 1994. The purchaser remained affiliated with the Company until February 29, 1996. The Company then started a new practice at this site on March 1, 1996, with both the practice and the site now owned by the Company. The other practice that was developed by the Chairman on the Company's behalf was sold directly to CSI, effective January 1, 1996.

4.       Conversion of Debt to Equity
         ----------------------------
         In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company's common stock valued at .25 a share (pre-split). The conversion became effective upon approval by the Company's Board of Directors. The conversion had the effect at March 31, 1996 of decreasing long-term debt by $3,000,000 to $1,455,000 and the debt to equity ratio on the consolidated balance sheet improved from 868% at December 31, 1995 to 234%. Conversion of this debt also eliminated interest expense of approximately $70,000 per quarter and released the security interest that the former CSI shareholders held in CSI, the Company's only operating subsidiary.

5.       Subsequent Events
         -----------------
         On April 19, 1996, the stockholders approved a one-for-ten reverse stock split during the Company's Annual Meeting. The effective date for the stock split was the close of business on Friday, April 26, 1996. The vote in favor of the proposal was 96.4%, of the 18,970,348 shares voting at the meeting.

         On April 26, 1996, the Company entered into a selling agreement with Societe Financiere du Seujet, Ltd., a foreign investment banking concern
(hereinafter "SFS"), to assist the Company in connection with the sale of 500,000 shares of its post- split stock at $4.00 per share valued at $2,000,000 under Regulation S to a group of foreign investors. In addition, the agreement provided that the Company issue 120,000 shares (post- split) of its common stock under Regulation S, to SFS as the Company's selling agent for the offering in consideration of its services as such agent. This sale was completed on May 3, 1996.

         On February 16, 1996, the Company entered into a Consulting Agreement with Rubin Consultants, Inc., pursuant to which the Company agreed to issue 160,000 Shares (post-split) of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated three-year period commencing as of the date of the agreement. The term of the Consulting Agreement will be three years unless sooner terminated as provided therein and Rubin will provide full time services until June 15, 1996 and a minimum of 40 hours per month thereafter, for the remaining term of the Consulting Agreement. Under the terms of the Consulting Agreement, Rubin is to consult with the Company concerning management, marketing, strategic planning, corporate organization and structure, expansion of services and shall review and advise the Company regarding its overall progress, needs and condition. Rubin has agreed not to transfer, sell or dispose of 10,000 of its shares until August 15, 1996.

         On February 16, 1996, the Company entered into a Consulting Agreement with Logica Overseas, S.A., pursuant to which the Company agreed to issue to 80,000 Shares (post-split), of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated three-year period commencing as of the date of the Agreement. The term of the Consulting Agreement will be three years unless sooner terminated. Logica is to consult with the Company concerning management, marketing, strategic planning, corporate organization and structure, financial matters including stockholder relations, and evaluating and structuring business acquisitions.

         On April 22, 1996, through the efforts of Brompton Asset Management, S.A. (Brompton) the Company entered into a Joint Venture Agreement with BioCoral, Inc. pursuant to which the Company agreed to perform clinical testing services necessary to obtain the FDA approval of BioCoral's bone replacement products at cost or exchange for a 45% equity interest in the joint venture. BioCoral has agreed to fund the joint venture with $2,000,000 in cash and a license to commercialize its product in the United Stated. In consideration for introducing BioCoral and other potential venturers to the Company and for the assistance of Brompton with respect to identification of such parties assistance in negotiations, evaluating and structuring strategic alliances and joint ventures, the Company agreed to issue Brompton 40,000 (post- split) shares of its Common Stock.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

BACKGROUND AND BUSINESS PLAN DEVELOPMENT
----------------------------------------
         CSI currently owns and operates five medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, San Diego) and Illinois (Chicago). Additional physician practices located in Florida, Illinois, California, Kansas, Oklahoma, Virginia, Texas, Pennsylvania and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

         The Company's principal business objective is to extend the full capabilities of its Information Technologies System (ITS) to all its currently affiliated sites and to expand the number of owned and affiliated sites. This will increase its revenue base sufficiently to meet its central operating and development expenses and will then generate substantial operating profits. The extension of the ITS to all affiliated sites will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each. The expansion of owned and affiliated sites will create further market outlets for the Company's services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials.

         The Company continues to focus further on the implementation of its business plan by entering into independent practice affiliations with established medical practices, purchases of established practices, obtaining new clinical trials contracts, contracting for the sale of its historical outcomes data while also attempting to locate additional sources of cash. The infrastructure continues to be developed to service a greater number of facilities. Patient flow at the existing facilities has increased and a number of new clinical trials contracts have been obtained. On December 31, 1995 and on February 13, 1996, the Company closed on two loans and securities purchase agreement from which the Company received net proceeds of $700,000 in loans. The Company used $100,000 of the proceeds from the loans to acquire a non-exclusive seven year, unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medical records software. The remainder of the funds was used in operations. On April 30, 1996, the Company executed a selling agreement for the sale of 500,000 shares of its stock from which the Company received net proceeds of $2,000,000. The Company anticipates using $900,000 of the proceeds for the opening of new affiliate centers, and $300,000 of the proceeds for the reduction of existing trade and vendor debt, and $190,000 of the proceeds for the new Chief Operating Officer who started on May 6, 1996. The Company anticipates using the remainder of the funds for working capital needs. This represents management's best estimate of the Company's allocation of the net proceeds of this offering, based upon its current business operations, its current plans and current economic and industry conditions. The Company reserves the right to reallocate the proceeds if such reallocation is deemed necessary or advisable. The Company is still utilizing cash from operations and will require additional sources of cash. These sources of cash include the cash received from new clinical trials contracts, cash from anticipated increase in operating activities and the additional cash to be received from certain strategic alliance contracts. No assurance can be made that sufficient additional sources of cash will be available on terms reasonable acceptable to the Company.

RESULTS OF OPERATIONS

         The Company's facilities revenues are derived from practice management services provided directly or from providing diagnostic laboratory, in-office infusion care and oral pharmaceuticals to the patients of the medical professional associations under contract with CSI. Home infusion revenues and out patient infusion care results from services provided to patients of the professional medical associations, primarily through sub-contracts with home infusion companies. In addition, the Company earns revenues from performing research studies for pharmaceutical and biomedical companies and form the sale of its historical outcomes data.


                                   Three Months Ended        Six Months Ended
                                   ------------------        ----------------
                                         March 31,                March 31,
                                         ---------                ---------
                                     1996        1995        1996        1995
                                     ----        ----        ----        ----

Facilities revenues               $1,459,000  $1,664,000  $2,878,000  $3,512,000
Home health                          245,000     342,000     567,000     634,000
Clinical trials and other             77,000     121,000     286,000     303,000
                                  ----------  ----------  ----------  ----------

                                  $1,781,000  $2,127,000  $3,731,000  $4,449,000
                                  ==========  ==========  ==========  ==========


         Facility revenues decreased by $205,000 and $634,000 for the three and six months ended March 31, 1996, as compared to the same periods in 1995. The decrease in facilities revenues is due to facilities whose contracts were not renewed prior to the start of the current year, which provided revenues of $435,000 and $1,039,000 during the quarter and six months ended March 31, 1996, offset by an increase of $228,000 and $405,000 from the existing facilities for the three and six months ended March 31, 1996. The decrease in Home Health revenue of $97,000 and $67,000 for the three and six months ended March 31, 1996 is primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting. The decrease in clinical trials and other revenue of $44,000 and $17,000 for the three and six months ending March 31, 1996 is due to the conclusion of certain contracts prior to the initiation of new contracts scheduled to begin in the following quarter.

         The increased revenue from the conversion and sale of securities for the quarter ending March 31, 1996 of $166,000 is due the Company exercising warrants previously issued to the Company to purchase 50,000 shares of stock in a former subsidiary of the Company and the exchange of the shares to shares of unregistered stock in a publicly traded company. The Company sold its interest in 8,705 shares of the publicly traded company to an unrelated party for $145,000. The Company still holds additional shares of the publicly traded company, which it has valued at $21,000.

         Interest and other income decreased by $ 72,000 and $142,000 for the three and six months ended March 31, 1996, as compared to the three and six months ended March 31, 1995. The decrease due to a decrease in the note receivable from the sale of the discontinued operations.

         Direct service expense as a percentage of operating revenues was 48% and 48% for the three and six months ended March 31, 1996, as compared to 48% and 49% for the three and six months ended March 31, 1995. This decrease for the six months ending March 31, 1996 is primarily due to facilities no longer dispensing oral pharmaceutical as the expense was greater than the resulting revenues, expenses incurred by facilities in 1995, whose contracts were not renewed in 1995, offset by a decrease in facilities revenue, since the costs associated with those revenues are relatively fixed.

         Selling, general and administrative expenses increased by $65,000 (4.5%) and decreased by $280,0000 (15.5%) for the three and six months ended March 31, 1996 as compared to the three and six months ended March 31, 1995. The increase for the quarter ending March 31, 1996 relates primarily to an increase in the use of consulting and professional fees with a smaller decrease in wages. The decrease for the six months ending March 31, 1996 is due to a reduction in corporate wages and consulting fees of $208,000 and other selling, general and administrative expenses of $72,000.

         The decrease in PA reserves of $436,000 and $895,000 for the three and six months ending March 31, 1996 principally resulted from an increase in collateralization of the receivables provided by one of the former CSI shareholders who is now a director of the Company. The remaining reduction was due to the repayment of a portion of the advance made by the Company to the

Professional Corporation owned by the former CSI shareholder and to the full repayment of the advance made by the Company to the Professional Association previously owned by the Chairman of the Company. The reserve balance is reviewed by the Company on a quarterly basis. Any increases or decreases to such balances by the Company could materially impact reporting results.

         Interest and factoring fees increased by $8,000 and $67,000 for the three and six months ended March 31, 1996, as compared to the three and six months ended March 31, 1995. The increase was primarily due to the interest related to the obligation due the former CSI shareholders. Interest to the shareholders terminated on February 21, 1996, due to the conversion of the obligation due the former CSI shareholders to stock.

         The Company incurred Research and Development expenses of $36,000 and $122,000 for the three and six months ended March 31, 1996, primarily in connection with its Immune Reconstitution Cell- Transfer Therapy for late stage AIDS patients.

         Based upon the above reasons, the Company reported losses from continuing operations of $83,000 and $51,000 for the three and six months ended March 31, 1996, respectively compared to losses of $727,000 and $1,457,000 for the three and six months ended March 31, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         As of March 31, 1996, the Company had stockholders' equity of $2,779,000 and working capital deficit of $583,000 as compared to stockholders' equity of $1,317,000 and working capital deficit of $913,000 at March 31, 1995.

         The Company provided for cash in its operating activities of $2,521,000 and used cash of $560,000 for the six months ended March 31, 1996 and 1995. Cash was provided in 1996 primarily from the Company converting debt to equity. The was offset by the decrease in the provision for bad debts, which relates to the receivables due from the physician associations. The decrease in accounts receivable relates to the sale of the Chairmen's physician association. The increase in accounts payable results from the Company being unable to pay for goods and services in the normal course operations offset by the Company receiving the proceeds of $659,000 in loans, discussed below. Investing activities provided cash in 1996 as a results of payments on notes receivable. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1996, a portion of which will be funded by the collection of the notes receivable due from the sale of the discontinued operations.

         CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreements provide for factoring of eligible receivables of which approximately $1,280,000 was available for borrowing at March 31, 1995, and $1,109,000 had been drawn at March 31, 1995. Fees charged by the factor for factoring are initially 1% of the receivables sold, after which funds are advanced by the factor at 2% over prime. Management believes that available cash, including available borrowings from the factoring agreement, and normal collections of the notes receivable due from the sale of the discontinued operations will be sufficient to satisfy the Company's working capital requirements for fiscal 1996. On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provide for payment of interest at 12% per annum for the first twenty-four months followed by payment of interest at 13% for the next twelve months. Commencing April 1999, the principal for both loans will be paid in eight equal quarterly payments which will include interest at the rate of 15% per annum, with payment in full made on or before December 2000. In connection with the loans, the Company also issued SunDance a Common Stock Purchase Warrant for the purchase of 1,400,000 shares of the Company's common stock for each of the two loans at an exercise price of $0.25 per share, which post-split converts to 140,000 warrants at an exercise price of $2.50 per share. HPI common stock was trading at $.31 when the first loan terms were concluded and at $.28 when the second loan terms were concluded. The warrants will expire if not exercised on or before January 1, 2001 and is callable by the Company after thirty months if HPI's common stock trades above $10.00 for twenty consecutive trading days. If exercised, the consideration paid to the Company for the shares will in itself repay their outstanding principal amount of the two loans. The funds are being utilized for working capital.

         On December 29, 1995, the Company closed on the acquisition of a non-exclusive seven year unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medial records software. This software was selected as the clinical user interface for the Company's integrated health care delivery system and will facilitate the expansion of the Company's Center for Special Immunology, Inc. (CSI) clinical network. The consideration paid for the license was $250,000 of which $100,000 was paid at closing with the balance to be paid over the next three years.

         In order to continue as a going concern in 1996, the Company must, (1) generate cash flow from operations; (2) consider changing the informal arrangement with the Company's Factor which in connection therewith the Chairman has agreed to provide the Factor with his personal guarantee; (3) produce additional revenues from the completed contracts with certain strategic partners; or, (4) generate revenues from several new contracts with new medical facilities, which will result in increased revenues. While these opportunities are being pursued, the Company intends to continue reducing costs, working with vendors to obtain extended credit terms and increasing revenues at existing facilities. No assurances can be made that the Company can obtain additional sources of cash or that operation can produce positive cash flow.

         Other
         -----
         The Company does not anticipate making any material expenditures in connection with environmental or occupational safety regulation compliance. Although the Company anticipates opening additional facilities in the future, it has not made any material capital expenditure commitments as of this date in connection with those potential facilities.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.                    NONE.

Item 6.                    Exhibits and Reports on Form 8-K
                    --------------------------------
                           (a)  Exhibit
                                (27)* Financial Data Schedule
                           (b)  Reports on Form 8-K
                                NONE

                                * Electronic filing only


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     HEALTH PROFESSIONALS, INC.
                                                     --------------------------
                                                            Registrant




May 20, 1996                                        /s/ William M. Reiter, M.D.
                                                   ----------------------------
                                                   William M. Reiter, M.D.
                                                   President and Chief
                                                   Executive officer




May 20, 1996                                        /s/ W. Douglas Kahn
                                                   --------------------
                                                   W. Douglas Kahn
                                                   Chief Financial Officer