Form 10-Q
period 1996-06-30
HEALTH PROFESSIONALS INC /DE
filed 1996-08-16
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
        For the Period Ended June 30, 1996
                             -------------

                                      or

    [ ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934 For the Transition Period from _____ to _____

                         Commission File Number 1-10966

                           HEALTH PROFESSIONALS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                              11-3076108
    ------------------------------               ------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       515 East Las Olas Boulevard, Suite 1600, Fort Lauderdale, Fl 33301
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-766-2552
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 1996
- ----------------------------                        ----------------------------
Common Stock, $.02 par value                                 4,425,008

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                   I N D E X
                                   ---------

                                                                      Page No.
                                                                      --------
PART I - Financial Information


      Condensed Consolidated Balance Sheets,
      June 30, 1996 and September 30, 1995                             3 - 4

      Condensed Consolidated Statements of Operations,
      Three and Nine Months Ended June 30, 1996 and 1995                   5

      Condensed Consolidated Statements of Cash Flows,
      Nine Months Ended June 30, 1996 and 1995                             6

      Notes to Condensed Consolidated Financial Statements             7 - 9

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             10 -15

PART II - Other Information                                               16

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                      June 30,     September 30,
                                                      --------     -------------
Assets                                                 1996             1995
- ------                                                 ----             ----

Current assets:
  Cash                                              $   407,000      $    20,000
  Accounts receivable, net                            1,814,000        1,947,000
  Accounts receivable, related
    parties,net                                       2,214,000        2,119,000
  Inventory                                             109,000          106,000
  Note receivable held for sale
    - Premier Medical Services, Inc.,
       current portion                                  300,000          330,000
  Prepaid expenses consulting fees,
    current portion                                     233,000             --
  Prepaid expenses - other                               65,000           15,000
                                                    -----------      -----------

      Total current assets                            5,142,000        4,537,000

Note receivable - Premier Medical
  Services, less current portion                        150,000          375,000

Equipment, furniture & fixtures
  and leasehold improvements, net                     1,289,000        1,459,000

Prepaid Expenses - consulting fees,
  less current portion                                  386,000             --

Costs in excess of net assets
  of business acquired, net - CSI                     2,885,000        2,995,000

Costs in excess of net assets of
   business acquired net -
   Chicago practice                                   1,757,000             --

Other assets                                            339,000          268,000
                                                    -----------      -----------


Total                                               $11,948,000      $ 9,634,000
                                                    ===========      ===========


            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       June 30,    September 30,
                                                       --------    -------------
Liabilities and Stockholders'                            1996            1995
- -----------------------------                            ----            ----
Equity
- ------

Current liabilities:
  Accounts payable and accrued
    expenses                                         $3,413,000       $2,866,000
  Accrued salaries and payroll taxes                    207,000          228,000
  Factoring line of credit                              329,000          718,000
  Current portion of long term debt                     387,000          427,000
                                                     ----------       ----------

    Total current liabilities                         4,336,000        4,239,000
                                                     ----------       ----------

Long term debt, less current portion                  2,423,000        4,365,000
                                                     ----------       ----------



Stockholders' equity:
Serial preferred stock, $1 par value;
  Authorized  100,000  shares;  issued - none
Common  Stock - $.02  par  value; authorized
  25,000,000 shares; issued and
  outstanding 4,415,008 and
  4,425,008 respectively                             486,000            440,000
Additional paid-in capital                        40,250,000         35,694,000
Less:  40,000 shares of Treasury
  Stock at cost                                      (42,000)           (42,000)
Accumulated deficit                              (35,505,000)       (35,062,000)
                                                ------------       ------------

Total stockholders' equity                         5,189,000          1,030,000
                                                ------------       ------------

                                                $ 11,948,000       $  9,634,000
                                                ============       ============




            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Nine Months Ended
                                      ------------------             -----------------
                                            June 30,                     June 30,
                                            --------                     --------
                                      1996          1995           1996           1995
                                      ----          ----           ----           ----
Operating revenues               $ 1,100,000    $ 1,560,000    $ 3,246,000    $ 3,664,000
Operating revenue -
   related parties                   773,000        737,000      2,358,000      3,082,000
Conversion and Sale
   of Securities                        --             --          166,000           --
Interest and other income             14,000         30,000         43,000        201,000
                                 -----------    -----------    -----------    -----------
                                   1,887,000      2,327,000      5,813,000      6,447,000


Costs and expenses:
  Direct service expense           1,214,000        916,000      3,015,000      3,095,000
  Selling, general and
      administrative expense       1,161,000      1,428,000      3,820,000      4,367,000
  Professional Association
      Reserves                      (234,000)          --       (1,129,000)          --
  Interest and Factoring Fees         95,000        153,000        385,000        376,000
  Costs incurred in connection
       with litigation                20,000           --           20,000           --
 Research and development             23,000        (27,000)       145,000        (21,000)
                                 -----------    -----------    -----------    -----------

                                   2,279,000      2,470,000      6,256,000     7,817,,000
                                 -----------    -----------    -----------    -----------

  Net Loss                       $  (392,000)   $  (143,000)   ($  443,000)   $  (870,000)
                                 ===========    ===========    ===========    ===========


Net (loss)
    per share                    $      (.11)   $      (.07)   $      (.16)   $      (.40)
                                 ===========    ===========    ===========    ===========

Weighted average number
    of common and common
    equivalent shares
    outstanding                    3,695,000      2,171,000      2,692,000      2,160,100
                                 ===========    ===========    ===========    ===========







           See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine Months Ended June
                                                       ----------------------
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $  (443,000)     $  (870,000)
Adjustments to reconcile net
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                        537,000          433,000
  Provision for bad debts                             (744,000)          15,000
  Securities issued for services                       739,000             --
  Lease obligations                                   (402,000)          84,000

Change in assets and liabilities:
  Decrease (increase) in
    accounts receivable                                782,000       (1,436,000)
  (Increase) decrease in inventory                      (3,000)          36,000
  (Increase) decrease prepaid expenses                (669,000)          64,000
 Decrease (increase) in other assets                   (71,000)          90,000
 Increase in accounts payable
  and accrued expenses                                 451,000          242,000
 (Decrease) increase in accrued
   salaries and payroll taxes                          (21,000)          83,000
                                                   -----------      -----------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                             156,000       (1,259,000)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Physician Association                 (2,954,000)            --
  Capital expenditures, net                           (239,000)         (60,000)
Collection of Notes Receivable                         255,000        1,469,000
                                                   -----------      -----------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                             (2,938,000)       1,409,000
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                   2,000,000             --
Repayments of long term debt and
     current maturities                             (3,520,000)        (448,000)
  Conversion of Debt to Equity                       3,000,000             --
  Additions to long-term debt                        2,036,000             --
  Cash received from (paid to) Factor                 (389,000)         324,000
Discount for Notes Payable                              42,000             --
                                                   -----------      -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:                               3,169,000         (124,000)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                        387,000           26,000
CASH AT BEGINNING OF PERIOD                             20,000           40,000
                                                   -----------      -----------
CASH AT END OF PERIOD                              $   407,000      $    66,000
                                                   ===========      ===========
            See notes to condensed consolidated financial statements

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.  General
    -------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

4.    Purchase of Medical Practice
      ----------------------------

      Effective April 1, 1996, the Company purchased a medical practice in Chicago, Illinois. The medical practice had been previously utilized as a Company owned facility in Chicago under an independent practice affiliation agreement with the Company.

5.    Lease Reserves
      --------------

      In April of 1996, the Company determined that it would combine its Ft. Lauderdale medical clinic, research department, clinical laboratory and executive offices into a single new facility with a target date on or before December 31, 1996. Under the terms of the existing lease, the Company has limited financial exposure in the event of a relocation prior to expiration of the lease term in 2003. As a result of the planned relocation, the Company was able to reduce lease reserves for the quarter ending June 30, 1996 by $381,000 with a corresponding increase in depreciation of leasehold improvements of $116,000.

6.    Prepaid Expenses-Consulting
      ---------------------------

      The Company has entered into consulting agreements with Rubin Consultants and Logica Overseas, S.A., pursuant to which the Company agreed to issue 160,000 Shares and 80,000 Shares (post- split) of Common Stock of the Company respectively, in consideration for consulting services to provided over an anticipated three-year period for both agreements. Under the terms of the Rubin Consulting Agreement, Rubin is to consult with the Company concerning management, marketing, strategic planning, corporate organization and structure, expansion of services and shall review and advise the Company regarding its overall progress, needs and condition. Under the terms of the Logica Overseas, S.A. Consulting Agreement, Logica is to consult with the Company concerning management, marketing, strategic planning, corporate organization and structure, financial matters including stockholder relations, and evaluating and structuring business acquisitions.

      The Company has also entered into a Joint Venture Agreement with BioCoral, Inc. through the efforts of Brompton Asset Management, S.A. (Brompton), pursuant to which the Company agreed to perform clinical testing services necessary to obtain the FDA approval of BioCoral's bone replacement products at cost or exchange for a 45% equity interest in the joint venture. BioCoral has agreed to fund the joint venture with $2,000,000 in cash and a license to commercialize its project in the United States. In consideration for introducing BioCoral and other potential venturers to the Company and for the assistance of Brompton with respect to identification of such parties assistance in negotiations, evaluation and structuring strategic alliances and joint ventures, the Company agreed to issue Brompton 40,000 (post- split) shares of its Common Stock.

Each of these agreements is for a three year period. The consideration paid to Rubin Consultants, Inc., Logica, and Brompton, is being amortized over the three year period.

7.    Conversion of Debt to Equity
      ----------------------------

      In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company's common stock valued at $2.50 a share (post-split). The conversion had the effect at March 31, 1996 of decreasing long-term debt by $3,000,000 to $1,455,000 and the debt to equity ratio on the consolidated balance sheet improved from 868% at December 31, 1995 to 234%. Conversion of this debt also eliminated interest expense of approximately $70,000 per quarter and released the security interest that the former CSI shareholders held in CSI, the Company's only operating subsidiary.

8.    Subsequent Events
      -----------------
      In July, 1996, the Company received $369,000 in cash from Premier Medical Services, which was payment in full for the note receivable owed to the Company. The Company intends to use most of the proceeds to meet its full obligation with the State of New York ahead of schedule.

                  HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

BACKGROUND AND BUSINESS PLAN DEVELOPMENT
- ----------------------------------------

      CSI currently owns and operates five medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, San Diego) and Illinois (Chicago). Additional physician practices located in Florida, Illinois, California, Kansas, Oklahoma, Virginia, Texas, Pennsylvania and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

      The Company's principal business objective is to extend the full capabilities of its Information Technologies System (ITS) to all its currently affiliated sites and to expand the number of owned and affiliated sites. Management believes that this will increase its revenue base to meet its central operating and development expenses and will then generate substantial operating profits. The extension of the ITS to all affiliated sites will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each. The expansion of owned and affiliated sites will create further market outlets for the Company's services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials.

      The  Company  continues  to focus  further  on the  implementation  of its business plan by entering into independent practice affiliations with established medical practices, purchases of established practices, obtaining new clinical trials contracts, contracting for the sale of its historical outcomes data while also attempting to locate additional sources of cash. The infrastructure continues to be developed to service a greater number of facilities. On December 31, 1995 and on February 13, 1996, the Company closed on two loans and securities purchase agreement from which the Company received net proceeds of $700,000 in loans. The Company used $100,000 of the proceeds from the loans to acquire a non-exclusive seven year, unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medical records software. The remainder of the funds was used in operations. On April 30, 1996, the Company executed a selling agreement for the sale of 500,000 shares of its stock from which the Company received net proceeds of $2,000,000. The Company is using the proceeds to open a new affiliate center, reduce existing trade and vendor debt and for working capital. The Company is still utilizing cash from operations and will require additional sources of cash. These sources of cash include the cash received from new clinical trials contracts, cash from anticipated increase in operating activities and the additional cash to be received from certain strategic alliance contracts. No assurance can be made that sufficient additional sources of cash will be available on terms reasonable acceptable to the Company.

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


                              Three Months Ended      Nine Months Ended
                              ------------------      -----------------
                                    June 30,                June 30,
                                    --------                --------
                                1996      1995         1996       1995
                                ----      ----         -----      ----
Total facilities revenues  $1,652,000  $1,678,000  $4,529,000  $5,236,000
Home health                   152,000     332,000     719,000     967,000
Other revenue                  69,000     287,000     356,000     543,000
                           ----------  ----------  ----------  ----------

                           $1,873,000  $2,297,000  $5,604,000  $6,746,000
                           ==========  ==========  ==========  ==========

      Total facilities revenues decreased by $26,000 and $707,000 for the three and nine months ended June 30, 1996, as compared to the same periods in 1995. The decrease in total facilities revenues is due in part to facilities whose contracts were not renewed, which provided revenues of $436,000 and $1,635,000, a decrease in facilities management revenue of $214,000 and $60,000 due to purchases of physician practices, offset by an increase in patient revenues of $173,000 and $218,000, and an increase in infusion and research revenue of $451,000 and $770,000 during the quarter and nine months ended June 30, 1996. The decrease in home health revenue of $180,000 and $248,000 for the three and nine months ended June 30, 1996, is primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting and a shifting of service locations to the physician's office. The decrease in other revenue of $218,000 and $187,000 for the three and nine months ended June 30, 1996 is due to the conclusion of certain contracts and the initiation of new contracts.

      The increased revenue from the conversion and sale of securities for the nine months ending June 30, 1996 of $166,000 is due to the Company exercising warrants previously issued to the Company to purchase 50,000 shares of stock in a former subsidiary of the Company and the exchange of the shares to 9,735 shares of unregistered stock in a publicly traded company. The Company sold its interest in 8,705 shares of the publicly traded company to an unrelated party for $145,000. The Company still holds an additional 1,030 shares of the publicly traded Company, which it has valued at $21,000.

      Interest and other income decreased by $16,000 and $158,000 for the three and nine months ended June 30, 1996, as compared to the three and nine months ended June 30, 1995. The decrease due to a decrease in the note receivable from the sale of the discontinued operations.

      Direct service expense as a percentage of operating revenues was 65% and 54% for the three and nine months ended June 30, 1996, as compared to 40% and 46% for the three and nine months ended June 30, 1995. This increase for the three months and nine months ending June 30, 1996 is primarily due to the purchase of physician practices which increased the Company's salary cost, increasing cost for new research affiliations and by a decrease in facilities revenue, since the cost associated with those revenues are relatively fixed. This was offset by facilities no longer dispensing oral pharmaceutical as the expense was greater than the resulting revenues. In addition for the nine months ending June 30, 1996 expenses were offset by facilities in 1995, whose contracts were not renewed, and a decrease in Home Infusion.

      Selling, general and administrative expenses decreased by $267,000 (19%) and $547,000 (13%) for the three and nine months ended June 30, 1996 as compared to the three and nine months ended June 30, 1995. The decrease for the quarter and nine months ending June 30, 1996 relates to a one time reduction in lease reserves of $381,000, a decrease in wages of $72,000 and $397,000, a decrease in other selling, general and administrative expenses of $61,000 and $237,000 offset primarily by a one time increase in depreciation and amortization expenses of $116,000 an increase in the use of consulting and professional fees of $90,000 and $301,000, and to recruiting and relocation expenses of $41,000 and $51,000.

      The decrease in PA reserves of $234,000 and $1,129,000 for the three and nine months ending June 30, 1996 principally resulted from the repayment of advances and an increase in collateralization of the receivables provided by one of the former CSI shareholders who is now a director of the Company and from the repayment of the advance and other receivables resulting from the sale of the Chicago practice to the Company. The remaining reduction was due to the repayment of the advance made by the Company to the Professional Association owned by the Chairman of the Company. The reserve balance is reviewed by the Company on a quarterly basis. Any increases or decreases to such balances by the

Company could materially impact reporting results. The portion of the Company's reserve balance related to the affiliated Professional Assocations at June 30, 1996 has been substantially eliminated.

      Interest and factoring fees decreased by $58,000 and increased by $9,000 for the three and nine months ended June 30, 1996, as compared to the three and nine months ended June 30, 1995. The decrease for the three months ended June 30, 1996 was primarily related to the to the termination on February 21, 1996 of the obligation due the former CSI shareholders, due to the conversion of the obligation due the former CSI shareholders to stock.

      The Company incurred research and development expenses of $23,000 and $145,000 for the three and nine months ended June 30, 1996, primarily in connection with its Immune Reconstitution Cell- Transfer Therapy for late stage AIDS patients.

      Based upon the above reasons, the Company reported losses from continuing operations of $392,000 and $443,000 for the three and nine months ended June 30, 1996, respectively compared to losses of $143,000 and $870,000 for the three and nine months ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      As of June 30, 1996, the Company had stockholders' equity of $5,189,000 and working capital of $806,000 as compared to stockholders' equity of $1,151,000 and working capital deficit of $887,000 at June 30, 1995.

      The Company provided cash in its operating activities of $156,000 for the nine months ended June 30, 1996 and used cash in its operating activities of $1,259,000 for the nine months ended June 30, 1995. Cash was provided in 1996 primarily from a decrease in accounts receivable, securities issued for services, and an increase in accounts payable and accrued expenses resulting from the Company being unable to pay for goods and services in the normal course of operations. This was offset by the decrease in the provision for bad debts, which relates to the receivables due from the physician associations, a decrease in lease obligations, and an increase in prepaid consulting expenses. Investing activities used cash in 1996 as a result of the purchase of physician associations, and the purchase of capital items, offset by the payments on notes receivable. Financing activities provided cash from the sale of common stock, the conversion of debt to equity and the additions to long-term debt, which were due to the purchase of a medical practice in Chicago and the proceeds of two loans discussed below. This was offset by the repayment of debt and the repayment to the factor. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1996.
      CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables of which approximately $531,000 was available for borrowing at June 30, 1996 and $257,000 had been drawn at June 30, 1995. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year.
Funds are advances by the factor at 2% over prime. Management believes that available cash, including available borrowings from the factoring agreement will be sufficient to satisfy the Company's working capital requirements for fiscal 1996.

      On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provide for payment of interest at 12% per annum for the first twenty-four months followed by payment of interest at 13% for the next twelve months. Commencing April 1999, the principal for both loans will be paid in eight equal quarterly payments which will include interest at the rate of 15% per annum, with payment in full made on or before December 2000. In connection with the loans, the Company issued SunDance a Common Stock Purchase Warrant for the purchase of 1,400,000 shares of the Company's common stock for each of the two loans at an exercise price of $0.25 per share, which post-split converts to 140,000 warrants at an exercise price of $2.50 per share. HPI common stock was trading at $.31 when the first loan terms were concluded and at $.28 when the second loan terms were concluded. The warrants will expire if not exercised on or before January 1, 2001, and is callable by the Company after thirty months, if HPI's common stock trades above $10.00 for twenty consecutive trading days. If exercised, the consideration paid to the Company for the shares will in itself repay their outstanding principal amount of the two loans. The funds are being utilized for working capital.

      On April 26, 1996, the Company entered into a selling agreement with Societe Financier du Seujet, Ltd., a foreign investment banking concern, from which the Company received $2,000,000 on May 3, 1996 from the sale of 500,000 shares of its post-split stock at $4.00 per share. The funds are being utilize in part for working capital.

      Due to the proceeds from the sale of 500,000 shares of the Company's post-split stock and from the conversion of $3,000,000 of convertible debt into $1,200,000 (post-split) share of the Company's common stock, the Company has been able to improve its current ratio (ratio of current assets to current liabilities) on the consolidated balance sheet to 1.19 at June 30, 1996 compared to 1.07 at September 30, 1995 and the Company has been able to improve its debt to equity ratio on the consolidated balance sheet to 130% at June 30, 1996 compared to 835% at September 30, 1995.

      On December 29, 1995, the Company closed on the acquisition of a non-exclusive seven year unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medical records software. This software was selected as the clinical user interface for the Company's integrated health care delivery system and will facilitate the expansion of the Company's Center for Special Immunology, Inc. (CSI) clinical network. The consideration paid for the license was $250,000 of which $100,000 was paid at closing with the balance to be paid over the next three years.

      In order to continue as a going concern in 1996, the Company must, (1) generate cash flow from operations; (2) produce additional revenues from the completed contracts with certain strategic partners; or (3) generate revenues form several new contracts with new medical facilities, which will result in increased revenues. While these opportunities are being pursued, the Company intends to continue reducing costs, working with vendors to obtain extended credit terms and increasing revenues at existing facilities. No assurances can be made that the Company can obtain additional sources of cash or that operations can produce positive cash flow.

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  -----------------------------------------------------

      On April 19, 1996, the stockholders approved the following Directors of the Company for a term that expires at the next annual meeting of the Company's stockholders or until the election and qualification of their successors:

                                                Shares            Shares
                                                (Pre-Split)       (Pre-Split)
      Name of Director                           In Favor          Withheld
      ----------------                          ----------        ---------
      William M. Reiter, MD                     18,659,290        311,058
      Fred Roa                                  18,863,399        106,949
      Paul Cimoch                               18,863,365        106,983
      John Marsh                                18,863,365        106,983
      Gregory S. Anderson                       18,863,726        106,622

      In addition, the stockholders approved a one-for-ten reverse stock split during the Company's Annual Meeting and approved the ratification of BDO Seidman, LLP as the external auditors for the current year. The effective date for the stock split was the close of business on Friday, April 26, 1996. The vote in favor of the stock split and the ratification of the external auditors was 96.4% and 99.3%, respectively of the 18,970,348 shares voting at the meeting.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  Financial Data Schedule (Electronic filing only).


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEALTH PROFESSIONALS, INC.
                                     Registrant

August 16, 1996                      /s/ William M. Reiter, M.D.
                                    ----------------------------
                                    William M. Reiter, M.D.
                                    President and Chief
                                    Executive officer

August 16, 1996                      /s/ W. Douglas Kahn
                                    --------------------
                                    W. Douglas Kahn
                                    Chief Financial Officer