Form 10-Q/A
period 1996-06-30
HEALTH PROFESSIONALS INC /DE
filed 1996-08-27
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 1996
- ----------------------------                        ----------------------------
Common Stock, $.02 par value                                 4,425,000

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       June 30,    September 30,
                                                       --------    -------------
Liabilities and Stockholders'                            1996            1995
- -----------------------------                            ----            ----
Equity
- ------

Current liabilities:
  Accounts payable and accrued
    expenses                                         $3,413,000       $2,866,000
  Accrued salaries and payroll taxes                    207,000          228,000
  Factoring line of credit                              329,000          718,000
  Current portion of long term debt                     387,000          427,000
                                                     ----------       ----------

    Total current liabilities                         4,336,000        4,239,000
                                                     ----------       ----------

Long term debt, less current portion                  2,423,000        4,365,000
                                                     ----------       ----------



Stockholders' equity:
Serial preferred stock, $1 par value;
  Authorized  100,000  shares;  issued - none
Common  Stock - $.02  par  value; authorized
  25,000,000 shares; issued and
  outstanding 4,425,000 and
  2,189,000 respectively                             486,000            440,000
Additional paid-in capital                        40,250,000         35,694,000
Less:  40,000 shares of Treasury
  Stock at cost                                      (42,000)           (42,000)
Accumulated deficit                              (35,505,000)       (35,062,000)
                                                ------------       ------------

Total stockholders' equity                         5,189,000          1,030,000
                                                ------------       ------------

                                                $ 11,948,000       $  9,634,000
                                                ============       ============




            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Nine Months Ended
                                      ------------------             -----------------
                                            June 30,                     June 30,
                                            --------                     --------
                                      1996          1995           1996           1995
                                      ----          ----           ----           ----
Operating revenues               $ 1,100,000    $ 1,560,000    $ 3,246,000    $ 3,664,000
Operating revenue -
   related parties                   773,000        737,000      2,358,000      3,082,000
Conversion and Sale
   of Securities                        --             --          166,000           --
Interest and other income             14,000         30,000         43,000        201,000
                                 -----------    -----------    -----------    -----------
                                   1,887,000      2,327,000      5,813,000      6,947,000


Costs and expenses:
  Direct service expense           1,214,000        916,000      3,015,000      3,095,000
  Selling, general and
      administrative expense       1,161,000      1,428,000      3,820,000      4,367,000
  Professional Association
      Reserves                      (234,000)          --       (1,129,000)          --
  Interest and Factoring Fees         95,000        153,000        385,000        376,000
  Costs incurred in connection
       with litigation                20,000           --           20,000           --
 Research and development             23,000        (27,000)       145,000        (21,000)
                                 -----------    -----------    -----------    -----------

                                   2,279,000      2,470,000      6,256,000     7,817,,000
                                 -----------    -----------    -----------    -----------

  Net Loss                       $  (392,000)   $  (143,000)   ($  443,000)   $  (870,000)
                                 ===========    ===========    ===========    ===========


Net (loss)
    per share                    $      (.11)   $      (.07)   $      (.16)   $      (.40)
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

                                    HEALTH PROFESSIONALS, INC.
                                     Registrant

August 26, 1996                      /s/ William M. Reiter, M.D.
                                    ----------------------------
                                    William M. Reiter, M.D.
                                    President and Chief
                                    Executive officer

August 26, 1996                      /s/ W. Douglas Kahn
                                    --------------------
                                    W. Douglas Kahn
                                    Chief Financial Officer