Form 10-K
period 1996-09-30
HEALTH PROFESSIONALS INC /DE
filed 1997-01-13
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10966

                           HEALTH PROFESSIONALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                         11-3076108
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

515 East Las Olas Blvd. - Suite 1600, Fort Lauderdale, Florida        33301
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (954) 766-2552
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

       COMMON STOCK,                                  AMERICAN STOCK EXCHANGE
       -------------                                  -----------------------
par value $.02 per share                             (Name of Each Exchange on
------------------------                                   which Registered)
     (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                CLASS B WARRANTS
                                ----------------
                            TO PURCHASE COMMON STOCK
                            ------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES       X                                     NO
          --------------                                 --------------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      AS OF JANUARY 9, 1997, the aggregate market value of voting stock held by non-affiliates of Health Professionals Inc. (the "Company") was $5,902,500.

      AS OF DECEMBER 31, 1996, the number of shares outstanding of the Company's Common Stock, par value $.02 per share, was 4,722,000

                       DOCUMENTS INCRORPORATED BY REFERENCE
                       ------------------------------------
      None.

                                    PART I
                                    ------

ITEM 1.     BUSINESS
-------     --------

      General Business Description
      ----------------------------

      The Company was formed pursuant to the laws of the State of New York in 1975 under the name Health Extension Services, Inc. In fiscal 1986, following the merger of its primary operating subsidiary into itself, the Company changed its name to Professional Care, Inc. ("PCI"). On November 25, 1991, the share holders of the Company approved a merger and restructuring whereby each share of PCI common stock was exchanged for a share of common stock of Health Professionals, Inc. ("HPI"), a Delaware corporation formed on August 12, 1991 for the purpose of the restructuring. PCI became a wholly-owned subsidiary of HPI, and the existing subsidiaries of PCI also became subsidiaries of HPI. HPI and its subsidiaries (and any subsidiaries of such subsidiaries) are sometimes hereinafter collectively referred to as the "Company." The executive offices of the Company are located at 515 East Las Olas Boulevard, Suite 1600, Fort Lauderdale, Florida 33301. The Company's telephone number is (954) 766-2552.

      In December, 1991, the Company acquired 100% of Center for Special Immunology, Inc. ("CSI") and its subsidiaries which have since become the only operating businesses of the Company. CSI, owns and operates an integrated health care delivery and clinical research system that includes a multi-state network, operating in 9 states, of primary care and clinical research facilities specializing in immune system disorders, consisting primarily of HIV, AIDS and Chronic Fatigue Immune Dysfunction Syndrome (CFIDS). The network also conducts multi-center trials in cooperation with biotechnology and pharmaceutical companies. CSI was founded in 1986 by William M. Reiter, M.D., FACP, and Paul J. Cimoch, M.D., FACP, who are both internationally recognized research physicians. Dr. Reiter is currently Chairman of the Board, President and Chief Executive Officer of the Company and Dr. Cimoch, currently serves on the Board of Directors of the Company and as an officer of CSI.

      General
      -------

      CSI owns and operates an integrated health care delivery and clinical research system that includes a multi-state network of primary care and clinical research facilities specializing in immune system disorders consisting primarily of HIV, AIDS and CFIDS. The network also conducts multi-center clinical trials in cooperation with biotechnology and pharmaceutical companies. The Company became engaged in this health care delivery and research business in December 1991, when it acquired all of the stock of CSI.

      Historical  outcomes  analysis  has  demonstrated  that the  course of HIV disease can be profoundly and positively altered by the use of early intervention strategies and by preventive treatment directed against opportunistic infections. Through its efforts in research and practical application, CSI has developed protocols for the treatment of HIV patients. These protocols specify the treatments and therapies to be provided to HIV patients, depending on the stage of the disease as determined by a multi-parametric evaluation of clinical status, viral activity and immunologic function. Treatment of HIV patients at CSI facilities by their affiliated physicians is offered in accordance with these protocols. CSI has also developed research protocols which govern the processes and record keeping practices to be followed in specified studies performed by CSI. These studies may be undertaken at CSI's initiative or in conjunction with a separate organization (e.g., a pharmaceutical company), which would typically finance the study and pay certain fees to CSI in return for conducting its portion of the clinical trial.

      CFIDS is believed to result from a genetic failing occurring in the immune response genes. This defect, when coupled with certain viral infections or other activating factors, leads to a state of chronic immune activation, which causes a variety of symptoms, including profound fatigue. CSI has developed treatment protocols for chronic fatigue patients, the goal of which is to re- balance the immune system or otherwise alleviate symptoms.

      Services provided by CSI (including its CSI Clinical Laboratories, Inc., CSI Therapeutics, Inc., CSI Clinical Trials, Inc. and CSI Managed Care, Inc. subsidiaries) have accounted for all of the Company's operating revenues from continuing operations since the Company acquired CSI.

      Organization and Operation
      --------------------------

      The Company through CSI owns and operates 6 facilities located in Ft. Lauderdale, Fla., Miami, Fla., Chicago, Ill., Irvine, CA, Los Angeles, CA and San Diego, CA. CSI Clinical Laboratories, Inc. ("CSI Clinical Laboratories") is a licensed clinical laboratory that currently provides services to CSI's network of clinical facilities. CSI Therapeutics, Inc. ("CSI Therapeutics") provides pharmaceutical distribution, home care and infusion care in connection with the operation of CSI's facilities. CSI Clinical Trials, Inc. ("CSI Clinical Trials") conducts multi-center clinical trials for biotechnology and pharmaceutical companies as well as its own internally developed treatment protocols. CSI Managed Care, Inc. ("CSI Managed Care") markets and administrates managed care contracts with third party payors, including preferred provider organizations, health maintenance organizations and self insured organizations.

      Each of the six (6) Company owned facilities is owned by a wholly-owned subsidiary of CSI. In states where the corporate practice of medicine is permitted, CSI employs physicians to render medical services to its patients. In states where the corporate practice is not permitted, a medical professional association (the "PC") enters into an Independent Practice Affiliation Agreement

(IPAA) with CSI to utilize the facility in order to provide care to its patients with immunological and related diseases. The Company had an agreement for an IPAA to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices affiliated with the Fort Lauderdale and Miami facilities. On April 1, 1996, the Company purchased the medical practice affiliated with the Chicago facility. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice affiliated with the Irvine, California facility. As of September 30, 1996, the IPAA agreements still existed for the facility in San Diego California.

      Under the IPAA, CSI provides a non-exclusive license to utilize the facility, cognitive services and practice management services to the PC, including: (i) the use of the facility for treatment of its patient; (ii) management, administration and support services, including but not limited to case management, financial and business management, accounting, marketing and bookkeeping; (iii) professional personnel for support services, including, nurses, physicians assistants and other non-physician personnel; and (iv) access to and the use of treatment protocols and research data developed by CSI. In addition, CSI provides the PC with the opportunity to participate in multi-center clinical trials through CSI Clinical Trials, Inc., which CSI Clinical Trials, Inc. may have under contract from time to time or which CSI maybe conducting as part of its own research efforts.

      The PC is responsible for employing all professional personnel and maintaining its own malpractice insurance as well as for maintaining the quality of medical care offered at the facility.

      Under the IPAA'S, (i) fees are charged to the PC's by CSI at cost plus 10% on direct expenses; (ii) CSI was reimbursed for a portion of its corporate overhead related to other services provided to the facilities through December 31, 1995;(iii)CSI received a network participation fee equal to 7 1/2% percent of the total net revenues of the PC for provided medical and related sources, including hospital procedure revenues, clinical practice revenues and in office therapeutic revenues, through December 31, 1995; and (iv) On January 1, 1996, CSI combined the corporate overhead and network participation fee into one network participation fee, representing 10% percent of the total net revenues of the PC. Revenues increased in fiscal year 1996 under the new form of contracts, and in addition, as well as management believes the new contracts provided for an improved business relationship with the PC's.

      The purchases of the Fort Lauderdale, Miami and Chicago practices have substituted the fees charged on direct expenses, and network participation fees for patient revenues. Management believes that by owning these practices not only will the Company increase its revenues, but the Company will be able to better control the operations of the medical practices. In April 1996, the Fort Lauderdale clinic's independent contractor physician relocated to an unaffiliated practice in Fort Lauderdale and took with him a majority of the Fort Lauderdale facility's patients. The remaining patients were seen by both the Company's Chairman and the Director of Clinical Trials, both physicians, until a new physician was hired in August of 1996.

      The Company expects that its marketing efforts will allow it to rebuild the Ft. Lauderdale site's patient base. In addition, the Fort Lauderdale clinic was awarded $696,000 in Ryan White Care funding by the Broward County Commission in September of 1996 which is expected to be earned over a six month period which commenced in October in order to provide primary care and support services to medically indigent HIV patients. The first patients using the Ryan White funding were seen in the Fort Lauderdale clinic in October of 1996. Management believes that the Ryan White grant will bring new patients to the Fort Lauderdale facility which will partially offset the loss of patients resulting from the relocation of its primary physician.

      The Ryan White Care Act was introduced in 1990 as a means of providing primary care and support services to medically indigent HIV patients through federal funding. Ryan White support accounts for over $205 million in annual funding, which is apportioned to areas hardest hit by the epidemic. Broward County's 1996 share of Ryan White funding is approximately $5.8 million. This marks the first time that CSI has applied for government funding designated for the treatment of HIV/AIDS patients. Following the success of its first application, CSI intends to expand its participation in the Ryan White program and apply for such grants for all of its sites nationally. Overall Ryan White funding in 1997 is expected to surpass $990 million nationally. The Company can give no assurances that additional grants will be awarded.

      In applying for the Ryan White funding, CSI proposed providing comprehensive ambulatory treatment services for the medically indigent HIV+ population in Broward County. Cost savings resulting from CSI's integrated care model will allow it to care for a greater number of patients for the same total dollars than could its competitors for the funding. CSI won the support of government officials and local commissioners, who saw the need to expand treatment options for this patient population in a fiscally prudent manner.

      The Fort Lauderdale site will further benefit from its selection to participate in four large clinical trials, the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's two lobucovair trials and Dupont Merck's DMP-266 trial. Patient recruitment to these trials are is expected to occur during the second and third quarters of fiscal 1997 and full enrollment will have a material effect on revenues for those quarters. Although the Company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will continue to be achieved.

      In addition to the corporately owned medical practices and the IPAA's which are in place in CSI's company owned facilities, CSI has developed a form of Independent Practice Affiliate Agreement for its affiliations with medical practices that own and operate their own facilities (hereinafter the "Privately Owned Facility IPAA"). Under the Privately Owned Facility IPAA, CSI offers the Independent Practice Affiliate a variety of services with the option of utilizing some or all of the cognitive, research, and practice management services which CSI makes available to its wholly owned facilities. The Privately Owned Facility Independent Affiliate may contract to utilize any or all of the following services:

        i) An affiliation with CSI Managed Care, Inc. under which CSI will market managed care services to national and regional payors, self insured employers and HMO's and negotiate rates and contracts with said third party payors;

       ii) A research affiliation with CSI Clinical Trials, Inc. under which the Independent Physician will participate with CSI Clinical Trials in clinical studies conducted for independent third parties or for CSI own internally developed protocols;

      iii) Case management services and/or the implementation of in office therapeutics;

       iv) An affiliation with CSI Clinical Laboratories, Inc. under which CSI Clinical Laboratory will act as the independent facilities primary laboratory; and

        v) A practice management affiliation under which CSI will bill and collect for services rendered by the PC and make available to PC if requested, the use of CSI's blanket factoring agreement with its factor.

      CSI has entered into Privately Owned Facility IPAA's with established medical practices in Philadelphia, New York City, Tampa, Tulsa, Los Angeles, Denver, Chicago and Hampton, VA. The expansion of the IPAA network enables CSI to conduct larger, multi- center clinical research trials and ultimately will allow CSI to compete more effectively for national HIV disease-specific managed care contracts and increases the information available for analysis under CSI's Data Management Analysis and Royalty Agreement with the Center for Health Outcomes and Economics, Inc., ("CHOE"), a wholly owned subsidiary of the Bristol-Myers Squibb Company.

      Support Services
      ----------------

      In addition to providing and updating treatment and research protocols, CSI also offers other support services to its facilities. These currently include laboratory, pharmaceutical distribution, home care, out-patient infusion services, clinical trial services and a managed care network.

      1. LABORATORY SERVICES: CSI Clinical Laboratories is a licensed clinical laboratory, operated to research standards. It currently provides services to CSI's network of clinical facilities and CSI's Privately Owned Facility Independent Practice Affiliates. The laboratory specializes in hematology, immunogenetics and diagnostic immunology; with particular expertise in flow cytometery and immunoassay. General laboratory work is provided by a sub-contract with a national reference laboratory. Laboratory result reporting from all sources is through CSI's integrated information technologies system. All information is archived in relational data bases, enabling customized clinical presentation and post hoc research analysis.

      2. THERAPEUTIC SERVICES: CSI Therapeutics is the umbrella subsidiary for pharmaceutical distribution, home care and infusion care. Parenteral pharmaceutical distribution is made to PA's for in office use of injectable medications by the PA. Oral pharmaceutical distribution is made to PA's for dispensing by the PA in accordance with applicable regulations. Home health care and out-patient infusion care is available to patients of the PA through CSI, primarily via a national sub-contract arrangements with an unaffiliated home health care companies.

      3.    CSI CLINICAL  TRIALS:  CSI's Clinical Trials Division is responsible for protocol review, budget development and presentation to the clinical network of all Clinical Trials conducted for biotechnical or pharmaceutical companies or CSI's internally developed protocols. Research physicians and protocol specialists in the Clinical Trials Division oversee study initiation, quality assurance, administrative and regulatory matters. All source documentation from study sites utilizing CSI's Affiliated Physicians Network will be captured on CSI Information Technologies System clinical and research templates. Data will be monitored centrally, automatically extracted to study case report forms and transferred to sponsors for interim analysis. Manual transcription of data from source documents to case report forms and to the sponsor's computer data bases will be obviated. All information will be transformed into electronic records, with security standards making them acceptable for submission to governmental regulatory agencies.

      4. CSI Managed Care: CSI Managed Care, Inc. markets and administrates discounted fee for service relationships with third party insurers, preferred provider organizations, health maintenance organizations and self insured organizations. Once negotiated, the contracts are made available to CSI's Independent Affiliated Physicians Network whose physicians have the opportunity to accept or decline the contract. Once it has accepted a contract, the Affiliate agrees to honor the fee structure throughout its term.

            CSI Managed Care, Inc. has entered into a Data Management Analysis and Royalty Agreement with CHOE, a wholly owned subsidiary of the Bristol-Myers Squibb Company underwhich CSI received $350,000 of income in fiscal year 1995 for the sale of its historical data on treatment outcomes for various treatment protocols. In addition, CSI Managed Care will receive 50% of all net profits after expenses upon CHOE's resale of all or portions of this data to third parties, if any. CSI Managed Care intends to develop capitated care programs which can be marketed independently or in conjunction with pharmaceutical and other service providers.

            In an April 1996 report by KPMG Peat Marwick LLP, CSI was cited as providing an ideal model for HIV care. The report, "Integrated Patient Care: Managing Health Care Costs, Maximizing Health Care Value and Quality", stated that CSI's HIV disease management program "works specifically because treatment of HIV involves a wide range of medical, pharmaceutical, research and social services, which, when integrated within a single facility, work together to help prevent progression of the disease, lower treatment costs and permit prospective cost management." The report continues to state that "Results show that CSI patients continue working and experience improved quality of life. Moreover, careful monitoring, preventive care, aggressive prophylaxis combined with strong case management reduces overall cost of care."


      Marketing
      ---------

      CSI targets its marketing efforts to a number of audiences, including third party payors, prospective patients, physicians, and pharmaceutical and biotechnology companies. Marketing to prospective patients is primarily in the form of media advertising and seminars conducted for appropriate consumer groups. CSI maintains its presence among physicians through articles in trade journals written by CSI physicians as well as through presentations at domestic and international conventions.

      CSI continues to direct its marketing efforts to address third party insurance companies, preferred provider organizations, health maintenance organizations, and self-insured companies including the negotiation of managed care contracts with some of these groups.

      In addition to the above, the Company also markets its services to pharmaceutical and biotechnology companies in an effort to generate additional revenues by performing research studies for those companies. Marketing efforts in this area consist primarily of meetings with executives of such companies where CSI marketing personnel can demonstrate that due to its large patient base as well as the successful completion of similar studies in the past, CSI is well suited to perform studies required by health care companies to obtain governmental approval for new drugs or other therapies geared toward patients with immunological and related diseases.

      The Company's strategy is to expand its clinical network, to actively pursue clinical research studies and to contract with managed care companies and self-insured employers. The Company feels that this approach offers long term strategic advantages to facilitate growth as the market for immunologic research and treatment continues to rapidly expand.

      Research
      --------

      The  Company  has  12  scientific  and  medical   employees  who  spend  a
significant portion of their time on research-related projects for the Company.

      In June of 1996, the Company together with collaborators filed a patent application for a method to isolate, culture and propagate the hepatitis E virus(HEV). This method generally relates to the field of immunization against viral diseases and the serological diagnosis of these diseases. In the event a patent is granted, it would allow for the exclusive right to develop, market and implement the invention for 18 years. HEV is one of the leading causes of acute hepatitis in the developing world, especially in parts of Asia, Africa and South America. An estimated 25% of cases of acute viral hepatitis in Egypt are due to HEV infection. HEV can lead to death in up to 20% of infected pregnant women. The ability to isolate, propagate and maintain disease-causing viruses for experimentation has been an important first step in creating vaccines and manufacturing kits for serological diagnosis of those diseases. The Company can give no assurances that the patent will be approved.

      In March 1996, the Company's Center for Special Immunology, Inc. (CSI) subsidiary and ImmuCell Corporation (NASDAQ:ICCC) (BSE:IMU) agreed to initiate a phase II efficacy study of ImmuCell's drug CryptoGAMTM bovine anti-Cryptosporidium immunoglobulins for the treatment of cryptosporidiosis in AIDS patients. Under the agreement, CSI will undertake the cost of conducting the trial through its national clinical trials network in exchange for royalty participation in future US and worldwide sales should the drug prove to be effective and marketing approval be obtained. The Company can give no assurances that the marketing approval will be obtained.

      The Company continues to be selected for participation in new clinical trials. Most recently five of its sites have been included in large clinical trials of the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's two lobucovair trials and Dupont Merck's DMP-266 trial. Patient recruitment to these trials is expected to occur during the second and third quarters of fiscal 1997 and full enrollment will have a material effect on revenues for those quarters. Although the Company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will continue to be achieved.

      Although advances have been made in the treatment of HIV disease, relatively little research is being conducted toward benefiting those patients who will continue to develop advanced AIDS. The Company's ongoing research program in immune reconstitution, cooperatively supported by the CSI Foundation, continue to place it in the forefront of developing research designed to treat advanced AIDS.

      Government Regulation
      ---------------------

      The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which CSI operates will not change significantly in the future. In general, regulation of health care companies is increasing. The Company at certain times has been, currently is, or may in the future become, subject to certain federal and state laws and regulations that restrict physician self-referral, prohibit the payment or receipt (or offer or solicitation) of any remuneration in exchange for or to induce the referral of patients or the purchase of health care items or services, require laboratories to accept Medicare or Medicaid reimbursement as payment in full, and impose certain other requirements with respect to billing and collection. These laws and regulations are complex and subject to continuous interpretation by the federal and state agencies that administer them, and could be deemed to encompass practices of the Company that previously may not have presented compliance concerns. The Company has sought to conform its operations to the requirements of these laws. In the event the Company were deemed not to have complied with such laws, it could be subject to substantial penalties which, if imposed, would have a material adverse effect on its results of operations and financial condition.

1.    Description of Certain Licensing, Certificate-of-Need, and  Other Laws and
      --------------------------------------------------------------------------
      Regulations.
      ------------

      Every state imposes licensing requirements on individual physicians and on many health care facilities and/or services to which physicians refer, including certain facilities operated, and certain services offered, by the Company. In addition, many states require regulatory approval, including certificates-of-need, before establishing certain types of health care facilities, offering certain services, or making expenditures in excess of statutory thresholds for health care equipment, facilities, or programs. Since entering into service agreements with CSI, neither the PA's nor the CSI facilities have been required to obtain certificates of need for their operations. In connection with the expansion of existing operations and the entry into new markets, the Company and its affiliated practice groups may become subject to compliance with additional regulations. The Company believes its operations are currently in material compliance with applicable licensing laws. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated facilities obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

      The laws and/or regulations of many states prohibit physicians from splitting fees, or giving or receiving rebates or other forms of compensation for services not actually rendered by the licensee. Additionally, a number of states prohibit non-physician entities (such as the Company) from practicing medicine and, in certain circumstances, from employing physicians. The Company believes its current and planned activities do not constitute fee splitting or the practice of medicine as contemplated by these statutes. There can be no assurance, however, that future interpretations of such laws will not require structural and organizational modifications of the Company's existing relationships with its facilities.

2.    Description of the Stark Law and Certain State Self-Referral Prohibitions.
      --------------------------------------------------------------------------

      Certain prohibitions of federal law, commonly known as the "Stark Law," currently prohibit physicians from referring Medicare patients for clinical laboratory and other designated health services including home infusion and outpatient prescription drug services, if the referring physician (or a family member) has a financial relationship (defined as an ownership or investment interest or a compensation arrangement) with an entity, such as the Company, that provides such services. The Stark Law contains numerous exceptions that would permit otherwise prohibited referrals if all the requirements for the exception are met. Among these are exceptions for certain qualifying arrangements for space and equipment rental, provision of personal services, and payment by physicians for items or services provided at fair market value.

      The Stark Law also applies to the entities to which physicians refer patients. Under the Stark Law, affected entities are prohibited from billing Medicare, Medicaid, or any other party for services furnished pursuant to a prohibited referral. At the present time the Company does not provide designated health services or otherwise financially related referrals for Medicare or Medicaid patients from physicians who are stockholders of the Company.

      The Stark Law also requires entities providing designated health services to report to the Medicare authorities at the United States Department of Health and Human Services ("DHHS") certain information concerning physicians (or their family members) who may have ownership or compensation arrangements with interest in such entities. In addition, regulations implementing the Stark Law apply the statute to prohibit, among other things, the purchase of a physician-owned laboratory from a referring physician unless, for a period of six months after the transaction, the physician has no additional financial relationship with the purchaser, except for relationships specifically excepted under the statute. Violation of any of the Stark Law's provisions may result in significant penalties, including denial of payment and civil money penalties of up to $15,000 for each bill or claim improperly filed, up to $10,000 per day for each day for which the required reporting has not been made, and possible exclusion from the Medicare and Medicaid programs. The current prohibitions and reporting requirements of the Stark Law, which have been applicable since January 1, 1992 for clinical laboratory services and January 1, 1995 for all other designated health services, do not apply to referrals for clinical laboratory services furnished to a physician's non-Medicare or non-Medicaid patients.

      There are a number of federal legislative proposals that could further restrict the ability of health care providers to refer patients to entities in which the providers have a financial interest by, among other things, extending Stark-like prohibitions to all referrals (not just referrals of Medicare or Medicaid patients) made by financially interested physicians. There are also proposals before Congress to narrow the scope of the current Stark Law, including elimination of compensation arrangements from the definition of financial relationships which trigger the referral prohibition. A number of these proposals are tied to broaden federal budget congressional proposals. It is not possible to predict the outcome of pending legislation and any impact on the federal self-referral and regulations.

      In addition to the federal Stark Law and federal "all payor" proposals, Company operations are also subject to an increasing number of state self-referral provisions that limit or ban referrals for some or all health care items or services if the physician, or a family member, has an investment or other financial relationship with the entity providing such items or services. In states that have enacted such statutes, the provisions typically apply to all payors. Florida, California, and Illinois, where the Company currently operates clinic sites, all have enacted self- referral statutes, although the specific prohibitions vary and are subject to numerous exceptions. For example, unless one of the statutory exceptions is satisfied, the Florida statute prohibits patient referrals for certain designated health services (including clinical laboratory services), as well as referrals for other health care items or services, if the referring physician or an immediate family member is an investor in entities providing such items or services. Effective January 1,

1995, California law prohibits licensed health professionals, including physicians, from referring patients for clinical laboratory or home infusion services (among other services) if the licensee or a family member has a direct or indirect financial interest in the entity receiving the referral. Since January 1, 1993, Illinois has prohibited health care workers from referring patients for health services to entities outside the worker's office or group practice in which the worker is an investor, unless the work is personally involved in providing care to the referred patient. Violations of these state laws can subject entities to significant penalties.

      New York has enacted self-referral provisions. New York law forbids practitioners authorized to order clinical laboratory services from making referrals for such services if the practitioner or an immediate family member has a financial relationship with a clinical laboratory or pharmacy services provider to whom the referral is made.

      The Company believes that its current operations are in compliance with the Stark Law and state self-referral prohibitions within the states in which the Company has operations.

3.    Description of the Federal and State Anti-Kickback Statutes.
      ------------------------------------------------------------

      The Medicare/Medicaid "anti-kickback" statute imposes significant civil and criminal sanctions for, among other things, giving or receiving any payment or remuneration, whether direct or indirect, in cash or in kind, in order to induce the referral of patients for items or services for which payment may be made by the Medicare or Medicaid (or certain other federally-funded state health care) programs. The term "remuneration" is not directly defined in the law, but has been interpreted in the safe harbor regulations issued by the DHHS Office of the Inspector General ("OIG"), and understood by government officials and the courts to include, in addition to any kickbacks, bribes, or rebates, other payments of any kind, including fees paid for services and "return on investment." Moreover, this statute has been broadly interpreted by the courts, which have stated that the law is violated if even one purpose (as opposed to the sole or the primary purpose) of the remuneration is to induce the referral. While the item or service must be reimbursable in whole or in part by Medicare or a state health care program in order to trigger the statute, it is also well established that no actual financial harm need result to the program in order for a violation to be found.

      Because of the broad sweep of the statute, the OIG has adopted regulations that create "safe harbors" for certain business practices or arrangements. Among these are safe harbors for certain qualifying investment interests, space and equipment leases, and personal services and management contracts. To benefit from a safe harbor the practice or arrangement must meet all the regulatory requirements. Failure to qualify for a safe harbor does not necessarily mean that the practice is illegal; however, arrangements that are of the same general type as those for which a safe harbor is available may be subject to scrutiny if they fail to satisfy all the criteria for the appropriate safe harbor.

      An increasing number of states, including California, Florida and New York, have enacted anti-kickback provisions. These statutes, which can carry significant civil and/or criminal sanctions, generally prohibit the payment of remuneration, rebates, refunds, or other consideration, whether directly or indirectly, as an inducement for referrals for health care items or services. Unlike the federal anti-kickback statute, which is largely limited to referrals for items or services paid by Medicare or Medicaid, state anti-kickback provisions typically, though not always, apply to all payors. In many cases there is little if any formal guidance provided by the courts on the reach of many of these statutes. Because they serve a function analogous to the federal anti-kickback provision, however, it is possible that state courts could apply the principles and broad interpretation given to the federal statute.

      Even where no separate anti-kickback provision has been enacted, the professional licensing laws for most states, including some in which the Company currently operates or intends to commence operations, incorporate provisions that declare fee-splitting or the paying or receiving of kickbacks, rebates, or other remuneration in exchange for referrals to be unprofessional conduct and grounds for state disciplinary action by the licensing board.

4.    Description re:  Medicare/Medicaid Reimbursement.
      -------------------------------------------------

      Laboratories are required to bill Medicare or Medicaid directly and to accept Medicare or Medicaid reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing performed for Medicare beneficiaries (excluding hospital in-patients). State Medicaid programs are prohibited from paying more than the Medicare fee schedule stipulates for testing for Medicaid beneficiaries. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Medicare reimbursement rates for clinical laboratory testing subsequently have been reduced several times pursuant to congressional mandate. The reductions in Medicare reimbursement rates have been offset to some extent by increases in both the national cap and local fee schedules tied to the Consumer Price Index ("CPI"). The above changes have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company.

5.    Description of Health Care Reform Efforts.
      ------------------------------------------

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. The Clinton Administration had proposed comprehensive programs to reform the health care system including: (i) increasing access to health care for the uninsured; (ii) controlling the continued escalation of health care expenditures within the economy, and (iii) using health care reimbursement policy to help control the federal deficit. Some reforms which were under consideration included mandated basis health care benefits, controls on health care spending through, among other things, limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the health care delivery system. While the Clinton Administration's reform proposals were not enacted in comprehensive form, Congress did enact legislation, signed by President Clinton requiring the portablity of health care coverage and there are continuing efforts, both by Congress and the private sector, to limit health care costs, the outcome of which is unknown at this time.

      Without waiting for national health care reform efforts, various states, including several in which the Company currently operates, have enacted, or are considering enacting, their own health reform laws. Florida, for example, has enacted its own package of reform measures, which includes establishment of a state agency responsible for developing practice guidelines for a range of procedures and services (including clinical laboratory services); establishment and oversight of community health purchasing alliances; development of a basic benefit package for the small group insurance market; and implementation of Medicaid reform. Task forces and commissions also have been organized in New York and other states for the purpose of evaluating various reform proposals and making recommendations for state action.

      The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of any reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors and payors of their strategy to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of the Company's Common Stock.

            FDA APPROVAL. Development and marketing of new biological and drug products is subject to strict regulation through the FDA. Such regulations relate primarily to safety and efficacy of pharmaceutical products, but also govern manufacturing, labeling, advertising and marketing.

      In order to initiate clinical trials on a product, extensive basic research and development information must be submitted to the FDA in an IND application. The IND application contains a general investigational plan, a copy of the investigator's brochure, copies of all the protocols for the planned studies, a review of the chemistry, manufacturing and controls information for the drug, pharmacology and toxicology information, any previous human experience with the drug, results of preclinical studies and any other information requested by the FDA.

      If approval is obtained to proceed to clinical trials based on the IND application, initial trials, categorized as Phase 1, are instituted. The initial or Phase 1 trials are used to determine the general overall safety profile of the drug. Once the safety of the drug has been established, Phase 2 and Phase 3 efficacy trials are conducted on expanded patient groups.

      If Phases 1 through 3 are successfully completed, the data from these trials are collected into an NDA, which is filed with the FDA in an effort to obtain marketing approval.

      Competition
      -----------

      With respect to its patient clientele, CSI competes with other physician practices, independent physician associations (IPAs) and hospital-based or free standing clinics, some of which are substantially larger than CSI's network. In conducting clinical research, CSI competes with public and private medical research companies and academic institutions, many of which have substantially greater financial and technical resources than CSI and are solely focused on clinical trial development.

      Several major companies and organizations, both public and private, are developing IPA networks solely to treat HIV disease. It is the intent of these groups to then contract with managed care entities for the treatment of HIV. The Company believes that it can compete favorably in this market since it has an already established IPA model network upon which to expand and extensive expertise in HIV treatment and research.

      Significant Customers
      ---------------------

      Three facilities had entered into a contract with entities controlled by officers of CSI, until the sale of two of the entities to CSI on January 1, 1996 and the sale on September 30th to the Management Service Organization created by CSI on September 30, 1996. These entities are William M. Reiter, M.D., PA, a Professional Association, and Paul Cimoch, M.D., PC, a Professional Corporation. Revenues derived directly or indirectly through these professional associations amounted to $2,717,000, $4,379,000 and $3,342,000 or 37%, 47% and 43%,
respectively, of revenues from continuing operations for fiscal years 1996, 1995 and 1994, respectively.

      Employees
      ---------

      As of December 31, 1996, the Company had approximately 81 employees, including 4 executive officers, 30 office and administrative personnel, and 47 field office personnel. The Company maintains personal liability and malpractice insurance which covers all employees.

      The Company considers its employee relations to be good and is not a party to any collective bargaining agreement.

      Insurance
      ---------

      The Company maintains malpractice insurance with coverage of up to $1,000,000 (which is in addition to the medical malpractice insurance coverage maintained by the physicians who practice at the Company's facilities). Management of the Company believes such coverage is adequate.

ITEM 2.     PROPERTIES
-------     ----------

      The Company is obligated pursuant to lease agreements for the following offices:

                                                      Annual
                                          Square      Lease          Expiration
                                          Feet        Payment        Date
                                          -------     -------------  ----------


Corporate Office- Ft. Lauderdale, FL      15,170       $204,792 (1)     2003

Fort Lauderdale - Medical Office           5,397         78,256         1998

Irvine, CA                                 3,988        107,756         1997

Miami, FL                                  4,255         83,769         2000

San Diego, CA                              4,566         73,829         1997

Chicago, IL                                3,787        107,886 (2)     2002



(1) For the lease years ending July 1, 1997 and July 1998, annual rental is $204,792 increasing to $265,475 thereafter until the lease expires.

(2)   Increases by approximately $4,000 per year.

      In addition to the lease amounts, the Company pays additional amounts for operating expenses, taxes and parking.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

      On July 15, 1993, the Company and certain of its officers and directors were served with three separate proposed class action complaints filed in the United States District Court for the Southern District of Florida. In the first action, Neil Abrams and Ida Proctor, on Behalf of Themselves and All Others Similarly Situated v. Health Professionals, Inc., Martin Weissman, William Reiter, M.D., David Kirchenbaum and Susanne Loarie, the plaintiffs (stockholders of the Company) alleged that the defendants withheld material adverse information and made material misrepresentations relating to the Company, its finances and its business prospects, in various press releases and publicly-filed documents in an effort to deceive plaintiffs and to maintain an artificially inflated price of the Company's common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the common law of fraud and deceit. The plaintiffs alleged they purchased stock in the market in reliance upon the misrepresentations and the integrity of the then market price of the stock, and that they sustained damages when the price of the Company's stock declined substantially in June 1993, subsequent to the publication of a number of negative articles about the Company. In the second action, David G. Lancaster and Nancy L. Lancaster, Trustees for the Lancaster Family Trust v. William M. Reiter, David Kirchenbaum, Susanne Loarie and Health Professionals, Inc., generally made the same claims under the federal securities laws and the common law of fraud, and also under common law negligent misrepresentation. In addition, it was alleged that the individual defendants pursued such course of conduct to protect their own positions with the Company and the value of their respective securities holdings in the Company. In the third action, Andrew Kiskell vs. Health Professionals, Inc., William M. Reiter, M.D., and David Kirchenbaum, the plaintiff generally made the same claims as were asserted in the two foregoing class actions.

      In each of the three foregoing cases, as originally filed, the plaintiffs sought unspecified monetary damages and attorneys' fees, which the Company believes are not quantifiable at this time. In December 1993 these three class actions were consolidated in to a single proposed class action, During 1994, the court certified the class of plaintiffs and set a tentative trial date for July 1996. In May, 1995, the class action plaintiffs agreed to a dismissal of the suits in exchange for an extension of the statute of limitations until September 30, 1996. As of September 30, 1996, the statute of limitations expired without any additional action being filed.

      In early 1993, the Securities and Exchange Commission ("SEC") advised the Company that it had commenced a formal investigation of potential securities law violations in connection with certain trading activities in the Company's securities and in April 1993 requested certain information from the Company in connection with that investigation. The Company has complied with this request. In December 1994, the SEC asked that William Reiter, MD, David Kirchenbaum and Susanne Loarie produce certain information in connection with the investigation. Dr. Reiter, Mr. Kirchenbaum and Ms. Loarie have complied with these requests.
In January, 1995, attorneys for the SEC took sworn statements from Dr. Reiter, Mr. Kirchenbaum and Ms. Loarie. Since said statements were taken, the SEC has not made any further requests for information.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

      None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

Price Range of Common Stock
---------------------------

      The Company's common stock, par value $.02 per share common stock, is traded on the American Stock Exchange ("AMEX") under the symbol "HPI" and the Company's Class B Warrants trade on NASDAQ under the symbol "HELP2". The Company's Common Stock was suspended from trading on the AMEX from February 17, 1995, to September 29, 1995 and during such period traded on the over-the-counter market. The Company does not fully satisfy all of the financial guidelines for listing on the AMEX and accordingly, there can be no assurance that the AMEX listing will be continued. In connection with the Company's agreement with AMEX to resume trading, the Company agreed, to a 1 for 10 reverse stock split, which was approved at the Company's annual meeting of shareholders on April 19, 1996 and became effective on April 26, 1996. All stock and warrant prices have been adjusted to reflect the reverse stock split. The Company's B Warrants which are exercisable until December 17, 1997 at $5.17 per share, were deleted from NASDAQ as of March 15, 1995.

The following table sets forth the range of high and low closing sales or high bid and high asked prices for the Company's common stock and B Warrants on the respective Exchanges as reported for the periods indicated.


                                      Common Stock              B Warrants
Fiscal Year                          High         Low        High         Low
-----------                          ----         ---        ----         ---

1994
      1st Quarter................. 15 5/8       5 5/8       3 3/4       1 1/4
      2nd Quarter..................12 1/2       6 7/8       2 1/2       1 1/4
      3rd Quarter..................10           5           1 1/4         5/8
      4th Quarter..................12 1/2       5 5/8       1 1/4         5/8


1995
      1st Quarter.................. 7 1/2       3 1/8       1 1/4         5/8
      2nd Quarter.................. 4 3/8         5/8       1 1/4      1 5/16
      3rd Quarter.................. 6 1/4       30/32
      4th Quarter.................. 7 1/2       2 1/2

1996
      1st Quarter.................. 5           1 7/8
      2nd Quarter.................. 5           1 7/8
      3rd Quarter.................. 5 1/4       1 14/16
      4th Quarter.................. 4 1/4       2 9/16


1997
      October 1-December 31, 1996   3 3/8       1 3/8


      As of December 31, 1996 there were approximately 711 holders of record of the Company's common stock.

      The Company has not paid any cash dividends on its common stock. For the foreseeable future, it is anticipated that any earnings that may be generated from the Company's operations will be used to finance the growth of the Company and that cash dividends will not be paid to holders of common stock.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                 (dollars in thousands, except per share data)

                                                        Fiscal Year Ended
                                                           September 30,
                                                    ---------------------------

                                      1996         1995          1994         1993          1992
                                      ----         ----          ----         ----          ----

Operating revenues                  $7,339       $9,390        $7,802        $7,994       $4,585

Loss from continuing
 operations                         (2,960)      (1,097)       (9,092)      (2,571)       (2,615)

(Loss) from
   discontinued operations              --           --            --       (1,093)       (5,349)

Net (loss)                          (2,960)      (1,097)       (9,092)       (3,664)      (8,014)

Net (loss) per share (1):
 From continuing
   operations                         (.96)        (.52)        (4.86)       (1.72)        (1.96)
 From discontinued
   operations                            -            -             -         (.73)        (4.06)

 Net (loss) per share                 (.96)        (.52)        (4.86)        (2.45)       (6.02)


                                                         As of September 30,
                                                    ---------------------------
                                      1996         1995          1994         1993          1992
                                      ----         ----          ----         ----          ----

Balance Data Sheet:
Working capital (deficit)          $(1,673)        $298        $ (921)      $  (28)       $1,800


Total assets                        12,242        9,634        10,438       16,243        15,455

Long term debt, including
 capitalized lease
 obligations (less current portion)  1,519        4,365         4,119        1,489         2,378

Stockholders' equity                 5,307        1,030         2,146       10,941         8,789

Book value per share                  1.17          .47          1.16         7.31          6.60


NOTE: Fiscal 1994 includes a $4,000,000 write down of the excess cost over the net assets acquired and a $1,000,000 provision for a note discount.

(1)   Based  upon  the  weighted  average  number  of  shares  of  common  stock
      outstanding,   including  common  equivalent  shares  (stock  options  and warrants), if dilutive.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

BACKGROUND AND BUSINESS PLAN DEVELOPMENT
----------------------------------------

      CSI currently owns and operates six medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, Los Angeles, San Diego) and Illinois (Chicago). The Company had IPA agreements with physician's professional corporations to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami. On April 1, 1996, the Company purchased the medical practice in Chicago. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice in Irvine, California. As of September 30, 1996, the IPAA agreements still existed at the other facility in San Diego, CA. The purchases of the Fort Lauderdale, Miami and Chicago practices have substituted the fees charged on direct expenses, and network participation fees for patient revenues. Management believes that by owning these practices not only will the Company increase its revenues, but the Company will be able to better control the operations of the medical practices. Additional physician practices located in Florida, Illinois, California, Kansas, Oklahoma, Virginia, Texas, Pennsylvania and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

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

      The Company continues to focus further on the implementation of its business plan by, purchases of established practices, establishing new strategic alliances, either by purchase or other affiliation, obtaining new clinical trials contracts, contracting for the sale of its historical outcomes data while also attempting to locate additional sources of cash. The infrastructure continues to be developed to service a greater number of facilities. On December 31, 1995 and on February 13, 1996, the Company closed on two loans and securities purchase agreements from which the Company received net proceeds of $700,000 in loans. The Company used $100,000 of the proceeds from the loans to acquire a non-exclusive seven year unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medical records software. The remainder of the funds was used in operations. On April 30, 1996, the Company executed a selling agreement for the sale of 500,000 shares of its stock from which the Company received net proceeds of $2,000,000. The Company used the proceeds to open a new affiliate center, reduce existing trade and vendor debt and for working capital. The Company is still utilizing cash from operations and will require additional sources of cash. These sources of cash include the cash received from new clinical trials contracts, cash from anticipated increase in operating activities and the additional cash to be received from certain strategic alliance contracts. No assurance can be made that sufficient additional sources of cash will be available on terms reasonably acceptable to the Company, The Company can give no assurances that future revenues from the operations discussed in Item 1, "organization and Operation" above will be consistent with historical revenues or of the magnitude of additional revenues to be expected from the implementation of the new CSI programs.

RESULTS OF OPERATIONS
---------------------

      The Company's facilities revenues are derived from rendition of medical services (where allowed by State Law) practice management services provided directly or from providing diagnostic laboratory, in-office infusion care and oral pharmaceuticals to the patients of the medical professional associations under contract with CSI. Home infusion revenues and out patient infusion care results from services provided to patients of the professional medical associations, primarily through sub-contracts with home infusion companies. In addition, the Company earns revenues from performing research studies for pharmaceutical and biotechnology companies and from the sale of its historical outcomes data.

                                                 Year Ended September 30,

                                               1996        1995       1994
                                          -----------  ----------  ----------
Total facilities revenues                 $ 5,974,000  $7,435,000  $4,532,000
Home health                                   935,000   1,209,000   3,032,000
Other revenue                                 430,000     746,000     238,000
                                          -----------  ----------  ----------
                                          $ 7,339,000  $9,390,000  $7,802,000
                                          ===========  ==========  ==========

      Total facilities revenues decreased by $1,461,000, Home Health revenue decreased by $274,000 and other revenues decreased by $316,000 in fiscal 1996 as compared to fiscal 1995. Significant factors causing the decrease in total facilities revenues was due in part to facilities whose contracts were not renewed, which provided revenues of $1,928,000, a decrease in network participation fees and facilities management revenue of $63,000 and $359,000 respectively, due to purchases of physician practices, offset by patient revenues of $379,000, a decrease in research revenue and lab revenue of $105,000 and $34,000 respectively, a decrease in pharmaceutical revenue of $293,000, due to facilities no longer dispensing oral pharmaceuticals and an increase in infusion revenue of $942,000. The decrease in home health revenue of $274,000 is primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting and a shifting of service locations to the physician's office. The decrease in other revenue of $316,000 is due the conclusion of certain contracts prior to the initiation of new contracts. The increase in total facilities revenues of $2,903,000 in fiscal 1995 as compared to fiscal 1994, was due in part to certain additional facilities which provided revenues of $499,000 during fiscal 1995. However, these contracts were not renewed and did not produce revenues in the third and fourth quarter of fiscal 1995. The remaining increase in total facilities revenue of $2,404,000 relates to performing in office infusion care where previously the services were performed at the patients' home and an increase in patient flow at the remaining facilities. The decrease in home health revenue of $1,823,000 in fiscal 1995 compared to fiscal 1994 was indicative of an increasing number of cases which were not included in the Company's subcontract relationships and a shifting of service locations to physician's office, the effect of which was to reclassify the revenue to facilities revenue. The increase in other revenue in fiscal 1995 compared to fiscal 1994 was principally due to the procurement of certain new clinical trials and special projects including the sale of outcomes data to CHOE all of which generated $571,000 during fiscal 1995.

      The gain on the sale of securities in fiscal year 1996 is due to the Company exercising warrants previously issued to the Company to purchase 22,191 shares of stock in a former subsidiary of the Company and the exchange of the shares to 9,735 shares of unregistered stock in a publicly traded company. The Company sold its interest in 8,705 shares of the publicly traded company to an unrelated party for $145,000. The Company still holds 1,030 additional shares of the publicly traded company, which it has valued at $19,000.

      Interest and other income decreased to $ 59,000 for fiscal 1996 as compared to fiscal 1995 of $219,000, which decreased from fiscal 1994 of $326,000, as a result of the decrease in the note receivable from the sale of the discontinued operations.

      Direct service expense as a percentage of operating revenues was 55% for fiscal 1996 as compared to 44% for fiscal 1994. This increase is primarily due to the purchase of physician practices which increased the Company's salary cost, decreasing revenues, since the cost associated with those revenues are relatively fixed. This was offset by facilities no longer dispensing oral pharmaceuticals, as the expense was greater than the resulting revenues, and by facilities in fiscal year 1995, whose contracts were not renewed, and a decrease in Home Infusion. Direct expenses in 1994 were 67% of revenues. Direct expenses as a percentage of revenues decreased in 1995 compared to 1994 and is attributable to the increase in revenues. The costs associated with those revenues are relatively fixed.

      Selling, general and administrative expenses increased by $376,000 (6%) to $6,240,000 for fiscal 1996 as compared to the previous fiscal year. This increase relates primarily to an increase in the use of consulting and professional fees offset primarily by a decrease in wages. Selling, general and administrative expenses decreased by $316,000 (5%) to $5,864,000 for fiscal 1995 compared to 1994. This decrease primarily relates to a decrease in amortization of goodwill and a decrease in professional fees.

      Prior to its acquisition of certain physician practices, the Company has entered into contractual relationships with professional medical associations for utilization of its facilities and in connection therewith, made cash advances for the professional association to meet their cash flow requirements. The Company recorded reserves related to advances due from the professional associations with which CSI has contracted, based upon the excess of the amounts due from the professional associations above the collateral, primarily the receivables of these professional associations and certain other collateral, even though such advances are expected to be collected from future operations. The recovery in PA physician association reserves of $765,000 in fiscal year 1996 principally resulted from an increase in collateralization of the receivables provided by one of the former CSI shareholders who is now a director of the Company and from the collection of the advance and upon the sale of the Chicago practice to the Company. The remaining recovery was due to the liquidation of the advance made by the Company to the Professional Association owed by the Chairman of the Company, upon the sale of the Florida practice to the Company. The reserve balance is reviewed by the Company on a quarterly basis. Any increases or decrease to such balances by the Company could materially impact reporting results. During the 1995 fiscal year, the Company recorded a $20,000 reserve relating to these advances. During 1994, the Company reversed $58,000 of the reserve recorded in 1993, since that amount was no longer required.

      Interest decreased to $518,000 in fiscal 1996, as compared to $575,000 in fiscal 1995. Interest was $321,000 in fiscal 1993. The decrease was primarily related to the termination on February 21, 1996 of the obligation due to the former CSI shareholders, due to the conversion of the obligation due the former CSI shareholders to stock. The increase in fiscal 1995 compared to fiscal 1994 was primarily due to increased factoring of medical billings, vendor late charges related to past due amounts and the interest related to the obligation due the former CSI shareholders.

      Certain litigation matters, including an FDA inquiry and an SEC investigation required the Company to incur litigation costs of $379,000 in 1994 in connection with these matters. The Company was not required to incur additional expenses in connection with these matters during fiscal 1996 and fiscal 1995, and litigation cost decreased to $75,000 and $62,000, respectively.

      The Company incurred research and development expenses of $403,000 in 1996 $20,000 in 1995 and $200,000 in 1994, primarily in connection with its Immune Reconstitution Cell-Transfer Therapy for late stage AIDS patients. The decrease in 1995 relates to the former CSI shareholders contributing funds to the Foundation sponsoring the research, which reduced the Company's funding contribution.

      In 1994, the Company recorded a $4,000,000 write down of goodwill and a provision of $1,000,000 to write notes receivable down to its estimated cash value. The write down of the goodwill was made based upon management's belief that without an infusion of cash, impairment to the asset may be other than temporary. The $1,000,000 write down to the note was made as a result of reflecting the note at its estimated current cash value. As a result of the foregoing, the Company reported losses from continuing operations for fiscal 1996, 1995, and 1994 of $2,960,000, $1,097,000 and $9,092,000, respectively.
$624,000 of the fiscal year 1996 loss is attributable to non-recurring consulting expenses in connection with the consulting agreements entered into in April 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of September 30, 1996, the Company had stockholders' equity of $5,307,000 and a working capital deficit of $1,673,000 as compared to stockholders' equity of $1,030,000 and working capital of $298,000 at September 30, 1995.

      The Company used cash in its operating activities of approximately ($2,315,000),($1,262,000) and ($2,585,000), respectively, for fiscal years 1996,
1995 and 1994. The increase was primarily a result of an increase in the net loss, an increase in previously established bad debt recoveries and the net effect of acquisitions during the year. This was offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses as a result of the Company being unable to pay for goods and services in the normal course of operations, and securities issued for services. Investing activities provided cash in 1996 and 1995 as a result of payments of notes receivable, including $369,000 and $830,000 from a discounting of the note receivable with Premier in 1996 and 1995, respectively. Financing activities provided cash from the sale of common stock, and the proceeds of two loans discussed below, offset by the payment of a loan to the New York Attorney General. CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables, of which approximately $22,000 was available for borrowing at December 31, 1996, and $999,000 has been drawn at December 31, 1996. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year. Funds are then advanced by the factor at 2% over prime. In fiscal years 1996 the Company sold 500,000 shares of its post-split stock and received $2,000,000 in proceeds under Regulation S to a group of foreign investors. In fiscal year 1995, the Company did not sell any common stock or receive any funds related to the exercise of common stock equivalents. The present market price of the Company's common stock is at or below the conversion price of many of its existing common stock equivalents and accordingly, unless the Company's market price per share materially increases, future conversions are not anticipated. The improvement in 1995 principally resulted from the decreased net loss. In 1995 the increase in accounts receivable was primarily due to slower collections on increased billings and amounts due from clinical trials and other revenues. Accounts payable and accrued expenses increased as a result of the Company being unable to pay for goods and services in the normal course of operations offset by the Company repaying vendors out of the funds received from discounting the note receivable due from Premier Medical Services. Investing activities provided cash in 1995 and 1994 principally as a result of payments of notes receivable, including $830,000 from a discounting of the note receivable with Premier in

1995. In 1994, the Company also renegotiated the note receivable with Premier which resulted in the Company receiving an accelerated cash payment of $1,000,000, Premier releasing its set-off rights and Premier becoming the prime lessee of certain office space.

The Company is continuing its efforts to expand its network of company-owned facilities and is acquiring established physician practices despite its deficit in working capital. Certain start-up and acquisition costs increase the Company deficit in working capital which deficits should ultimately be offset by increased revenues which include several research studies that the Company has recently received. The research studies include the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's two Lobucovair trials and Dupont Merck's DMP-266.

The Company has gone through a corporate restructure over the last several months in order to reduce its salary and other related expenses. At the present rate for the year ending September 30, 1997, the Company would experience a net reduction in salaries and other related expenses of approximately $311,000, with an annualized savings of approximately $396,000. The Company anticipates that cash will continue to be used in its operating activities during fiscal 1997, a portion of which will be funded by the factoring arrangement. Unless additional sources of cash are located and operating activities begin producing a positive cash flow, the Company may be unable to continue as a going concern. In their opinion relating to the Company's financial statements for the year ended September 30, 1996, the Company's independent certified public accountants state that, the Company has suffered recurring losses form operations, has a net working capital deficiency and is experiencing ongoing operating losses that raise substantial doubt about the Company's ability to continue as a going concern.

      On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provided for payments of interest at 12% per annum for the first twenty-four months followed by payment of interest at 13% for the next twelve months. Commencing April, 1999 and May, 1999 respectively, the principal will be paid in eight (8) equal quarterly payments which will include interest at the rate of 15% per annum, with payment in full made on or before December, 2000. In connection with the loans, the Company issued SunDance Common Stock Purchase Warrant for the purchase of 280,000 shares of the Company's common stock at an exercise price of $2.50 per share, HPI common stock was trading at $2.00 when the first loan term was concluded and at $2.80 when the second loan terms were concluded. The warrants will expire if not exercised on or before January 1, 2001 and are callable by the Company after thirty (30) months if HPI's common stock trades above $10.00 for twenty consecutive trading days. If exercised, the consideration paid to the company for the shares will in itself repay the entire principal amount of the loan. The funds were utilized for working capital.

      On December 29, 1995, The Company closed on the acquisition of a non-exclusive seven (7) year unlimited user license for Clinitec International, Inc.'s NextGenTM electronic medical records software. This software was selected as the clinical user interface for the Company's integrated health care delivery system and will facilitate the expansion of the Company's Center for Special Immunology, Inc. (CSI) clinical network. The consideration paid for the license was $250,000, of which $100,000 was paid at closing with the balance to be paid over the next three years.

      In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company's common stock valued at $2.50 a share (post-split).

      On April 26, 1996, the Company entered into a selling agreement with Societe Financiere du Seujet, Ltd., a foreign investment banking concern, from which the Company received $2,000,000 on May 3, 1996 from the sale of 500,000 shares of its post-split stock at $4.00 per share. The funds were utilized in part for working capital.

      Due to the proceeds from the sale of 500,000 share of the Company's post-split stock and from the conversion of $3,000,000 of convertible debt into $1,200,000 (post-split) share of the Company's common stock, the Company has been able to improve its debt to equity ratio on the consolidated balance sheet to 58% at September 30, 1996 compared to 835% at September 30, 1995.

      In order to continue as a going concern in 1997, the Company must generate cash flow from operations, continue the informal arrangement with the Company's factor which in connection therewith the Company's Chairman has provided the Factor with his personal guarantee; produce additional revenues from completed contracts with certain strategic partners, purchases of physician practices and other related entities, generate revenues from several new contracts with new medical facilities, or raise additional cash from the sale of stock or debt. While all these sources of capital are being pursued, the Company intends to continue reducing costs, work with the vendors to obtain extended credit terms and increasing revenues at existing facilities. No assurances can be made that the Company can obtain additional sources of capital or that operations can produce positive cash flow.

SUBSEQUENT EVENTS
-----------------

      On October 28, 1996, the Company purchased a medical practice located in Los Angeles, California. The acquisition price for the practice was paid with 168,000 shares of The Company's HPI common stock and will be supplemented by an earn-out. The earn-out will also be paid in Company shares and will be calculated at 75% of collected revenues derived from specified services provided to new patients during the one year period commencing after the effective date of the practice operations transfer. The earn-out stock will be valued at 70% of the average market closing price calculated during the 20 trading days preceding the close of the earn-out period.

      During October and November, the Company received proceeds of $750,000 in convertible loans in a series of convertible debentures issued under Regulation
S. The unconverted balance of the loans bear interest at 5% per annum and will become due in October and November of 2001. The loans are convertible into common stock at a 30% discount from the lower of the closing trading price on the American Stock Exchange at the time the loans were made or at the time of conversion. Proceeds of the loans have been used in connection with the Company's new Los Angeles operations and for general working capital.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this report beginning on Page F-1.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

      The following information is submitted concerning the directors, executive officers and significant employees of the Company based upon information received by the Company from such persons:


Name                          Age    Position
----                          ---    --------
William M. Reiter, M.D.       41     Chairman of the Board, President and
                                     Chief Executive Officer

Susanne Loarie                50     Vice President - Marketing and Business
                                     Development

Bradford J. Beilly            42     Vice President - General Counsel

W. Douglas Kahn               47     Chief Financial Officer

Paul J. Cimoch, M.D.          39     Director

John Marsh                    37     Director

Fred Roa                      59     Director

______________________

      Dr. Reiter has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since August 1992. Dr. Reiter has also been President, Chief Executive Officer and Director of Research of CSI since 1986. Dr. Reiter attended the Johns Hopkins University and the Albany Medical College of Union University and received his M.D. in 1980. He completed his residency in Internal Medicine at the University of Miami and was Board Certified in 1983. He was elected a Fellow of the American College of Physicians in 1988.

      Ms. Loarie has been the Vice President - Marketing and Business Development of the Company since September 1992. Other positions with the Company held by Ms. Loarie include: Chief Executive Officer (May 1992 to August
1992), President (December 1991 to September 1992), Chief Operating Officer (December 1991 to May 1992) and Executive Vice President (January 1991 to November 1991). From 1988 to October 1990, Ms. Loarie was Vice President and General Manager of the Roche Professional Service Centers, a subsidiary of Hoffman-La Roche Inc., a national health care services company. Ms. Loarie received her Bachelor and Master degrees in political science and in business administration, respectively, from the University of California, at Irvine.

      Mr. Beilly has been outside General Counsel of the Company since July 1993, and in October 1993 he was elected Vice President--General Counsel of the Company. Prior to that he was a partner in the law firm Miller, Beilly and Pozzuoli, and is now a partner in Beilly & Pozzuoli. Mr. Beilly received his B.A. from the State University of New York at Albany in 1976 and his J.D. from Nova University in 1980.

      Mr. Kahn has been the Chief Financial Officer of the Company since November 1, 1995. He brings twenty-three years of health care financial operations and business experience to HPI. He served as Vice-President for Finance for Doctors' Healthcare System, headquartered in Tulsa, Oklahoma from June, 1990 until August, 1995 after its acquisition by Columbia/HCA. He previously held the positions of Senior State Auditor and the Chief of Accounting for the Colorado Department of Health before becoming Controller for the National Jewish Center in Denver, Colorado. Mr. Kahn received a Bachelor of Science degree from Colorado State University and is a Certified Public Accountant.

      Dr. Cimoch has been a Director of the Company since April 1996. Dr. Cimoch is also the Company's Director of Medical Affairs. He co-founded CSI with Dr. Reiter in 1986. He attended the University of Texas Medical Branch in Galveston, where he received his medical degree in 1983, completed his residency in Internal Medicine at the University of Miami and was Board certified in 1986. He was elected a Fellow of the American College of Physicians in 1991. Dr. Cimoch is a past President of the Physicians' Association for AIDS Care.

      Dr. Gomatos has been a Director of the Company since September 1996. Dr. Gomatos is also the Company's Director of Clinical Trials, and Deputy Director of Research. He has served as Professor of Microbiology at the Sloan-Kettering Institute in New York and Clinical Professor of Medicine at the University of California, San Francisco. Dr. Gomatos recently served as Associate Director of the Division of AIDS in charge of the Treatment Research Program at the National Institute of Allergy and Infectious Disease of the National Institute of Health
(NIH). He received a Bachelor of Science degree in Biology from the Massachusetts Institute of Technology, his MD from The Johns Hopkins University, his Internal Medicine training at the Massachusetts General Hospital and his PH.D. in Virology and Biochemistry from Rockefeller University.

      Mr. Roa has been a Director of the Company since February 1993. Mr. Roa has been the managing director of Telesis Corp. (a merger and acquisitions consulting firm specializing in the healthcare field) since 1980. Mr. Roa is a licensed public accountant and is affiliated with several professional organi zations, including the New York State Association of Health Care Providers.

      Mr. Marsh has been a Director of the Company since October 1993. Since 1988, Mr. Marsh has been a vice president of P&M Marine Consultants, a firm specializing in computer controlled integrated mechanical and electronic systems design and construction.

      All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

      No family relationship exists between any director or executive officer and any other director or executive officer of the Company. However, Marvin Reiter, the Executive Vice President for Clinic Operations is the uncle of Dr. William Reiter.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

Cash Compensation
-----------------

      The following table shows the cash compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's executive officers who are serving as executive officers at September 30, 1996 and who received more than $100,000 during the fiscal year ended September 30, 1996:

                                                                            Long-Term
                                                                           Compensation
                                            Annual Compensation               Awards
                                  ---------------------------------------  ------------
                                                                             Options        All Other
 Name and Principal Position        FYE          Salary (1)       Bonus       Shares      Compensation
-----------------------------    -----------     ----------    ----------   ----------   --------------
William M. Reiter                   1996 (2)      $170,800          --      90,000  (4)          --
 Chairman of the Board,             1995          $220,500          --                           --
 President and                      1994          $210,000                  10,000  (4)
 Chief Executive Officer


Susanne Loarie                      1996          $136,500                  72,000               --
 Vice President of Marketing        1995          $125,000                   8,000               --
 and Business Development           1994          $125,000                      --               --


Bradford J. Beilly                  1996                --          --      45,000  (4)     148,000 (3)
 Vice President and                 1995          $ 33,200          --       1,000
 General Counsel                    1994          $121,000                   4,000  (4)     106,200 (3)

                                    Long-Term
_______________

(1) Represents all amounts earned during the fiscal year shown; although some compensation was deferred and paid in the subsequent fiscal year. Deferred amounts at September 30, 1996 were approximately $35,600 for Dr. Reiter.

(2) Annual compensation includes amounts paid to AGA, Inc., a corporation wholly owned by William M. Reiter.

(3)   Paid to Beilly and Pozzuoli, a law firm in which Mr. Beilly is a partner.

(4) These options were repriced in September, 1995 to $.50 per share, the market price of the Company's Common Stock at said date was $.25. In connection with the reverse stock split in April, 1996, these options were repriced to $5.00 per share.

Compensation Agreements
-----------------------

      CSI entered into a Services Agreement, dated December 23, 1991, with AGA, Inc. ("AGA"), for the purpose of retaining the services of Dr. William Reiter, the sole shareholder of AGA, to act as the President of CSI, for a term of five years. In consideration for such services, CSI agreed to pay AGA a fee of $200,000 per annum, subject to annual increases, as well as to reimburse AGA for the cost of providing Dr. Reiter with employee benefits, including health insurance, employee benefit plans and incentive compensation plans. In connection with Dr. Reiter becoming the Company's Chairman of the Board, the Company and AGA in October 1992 agreed that the Company would pay Dr. Reiter a salary of $150,000 per annum and that CSI would pay AGA a fee of $50,000 per annum in lieu of the foregoing arrangement, with the new compensation arrangement including a cost of living adjustment. Effective October 1, 1993, the AGA agreement was terminated and Dr. Reiter and the Company executed a three-year agreement with similar terms. The new agreement also provides Dr. Reiter with a bonus for each fiscal year of the Company during the term of this agreement equal to 5% of pre-tax profits for each year to the extent such pre-tax profits exceed the greater of $1,500,000 or the highest pre-tax profits earned during any preceding year for which Dr. Reiter is entitled to a bonus. The Agreement expired on October 1, 1996 and The Company is negotiating with Dr. Reiter on a new contract.

      The Company entered into an employment agreement with Ms. Loarie, dated September 18, 1992, pursuant to which Ms. Loarie served as Vice President - Marketing and Business Development of the Company for the three-year term ending September 12, 1995. On September 18, 1995, the Company entered into a new three
(3) year agreement with Ms. Loarie. The Contract contains an initial annual base salary of $141,000.00, with yearly increases of 5%, with an incentive bonus for each fiscal year of the Company during the term of the employment agreement equal to 1% of the Company's consolidated pre-tax profits from operations in excess 1% of pre-tax profits for each succeeding year to the extent such pre-tax profits exceed the greater of $1,500,000 or the highest pre-tax profits earned during any preceding year for which Ms. Loarie is entitled to a bonus. In addition, the agreement provides for the Company to provide Ms. Loarie with a life insurance policy in the amount of $250,000 payable to her designated beneficiary in the event of her death during the term of her employment agreement.

      The Company entered into an employment agreement with Mr. Beilly, effective as of September 1, 1993, pursuant to which Mr. Beilly serves as Vice President-- General Counsel of the Company. The employment agreement was for a three-year term at an initial annual base salary of $120,000 adjusted annually for cost of living increases. The annual base salary was increased to $132,800 on September 1, 1994. In January, 1995, as part of the Company's internal restructuring, Mr. Beilly's compensation was changed to an Independent Contractor relationship under which Beilly & Pozzuoli was paid $11,800 per month for providing Mr. Beilly's legal services. As part of his employment agreement, Mr. Beilly received warrants to purchase 5,000 shares of the Company's common stock at $1.375 per share, which since had been modified to $.50 cents per share, and then $5.00 per share due to the reverse stock split and which are exercisable, through July 1998. In September of 1996, Mr. Beilly received additional warrants to purchase 45,000 shares of the Company's common stock at $5.00 per share. In addition, the Board of Directors in February 1996 approved 10,000 shares (post split) of the Company's common stock to be issued to Mr. Beilly to compensate him for additional significant responsibilities taken on beyond that of General Counsel and Secretary.

      The Company entered into an employment agreement with Mr. Kahn, effective October 31, 1995, pursuant to which Mr. Kahn serves as Chief Financial Officer of the Company for the five (5) year term ending October 31, 2000. The Contract contains an initial base salary of $80,000, with yearly increases of 5%, with an incentive bonus for each fiscal year commencing the fiscal year ending September 30, 1996 based on the Company's "Consolidated Pre-Tax Profits from Operations" for the fiscal year in excess of $100,000.00. For "Consolidated Pre-Tax Profits" between $100,000 and $250,000, Mr. Kahn shall receive 5% of the Company's profits. For "Consolidated Pre-Tax Profits" between $250,000 and $500,000, Mr. Kahn shall receive 7% of the Company's profits. For "Consolidated Pre-Tax Profits" in excess of $500,000, Mr. Kahn shall receive 9% of the Company's profits. The bonus for fiscal year ending September 30, 1996 and September 30, 1997 are capped at $50,000. As part of the employment agreement, Mr. Kahn shall receive 2,000 incentive stock options at an exercise price of $5.00 per share, with the first 10,000 options fully vested upon his execution of the employment agreement. The options cannot be exercised until November 1, 1996. Upon commencement of the second calendar year of employment, an additional 1,000 stock options at an exercise price of $5.00 per share shall vest. These options cannot be exercised until November 1, 1997. In September, 1996, Mr. Kahn was granted additional options of 27,000, of which 18,000 of these options cannot be exercised until November 1, 1996 and 9,000 of these options will vest upon commencement of the second year of employment. In addition, Mr. Kahn shall be entitled to a $250,000.00 life insurance policy, payable to his designated beneficiary in the event of his death during the term of his employment agreement.

      The Company entered into an employment agreement with Mr. Clark Todd effective May 6, 1996, pursuant to which Mr. Todd served as Chief Operating Officer of the Company for the three year and five month term ending September 30, 1999. However, as of September 2, 1996, Mr. Todd's employment was terminated by mutual agreement. The agreement stipulates that Mr. Todd is to be paid $75,000 plus medical benefits over a six month period.

      The Company currently compensates outside directors for their services in such capacity at an annual fee of $6,000, paid on a quarterly basis in cash or at the director's option, in shares of the Company's common stock. During fiscal 1995, Fred Roa received 30,000 shares of the Company's common stock in lieu of $7,500 which was owed to him as director's fees. In addition, Messrs. Roa and Marsh were each issued 25,000 unregistered shares of the Company's common stock in consideration for them agreeing to serve without directors and officers liability insurance, the absence of which saves the Company approximately $110,000 per year.

Stock Option Plans
------------------

      1991 Stock Option Plan. In December 1991, the Company adopted its 1991 Stock Option Plan ("1991 Plan") providing for an aggregate of 600,000 shares of common stock to be reserved for issuance thereunder. The Plan is administered by the Board of Directors of the Company and is maintained for the purpose of encouraging employees, directors and officers of the Company to participate in the growth and development of the Company. The Board of Directors determines, in accordance with the provisions of the Plan, the number of shares to be optioned, the option price and any other terms in respect of such option. In no event shall the purchase price of an option issued to an employee of the Company be less than the fair market value of the common stock on the date of grant (or, for persons who own more than 10% of the Company's outstanding voting stock, no less than 110% of such fair market value). The aggregate fair market value (determined as of the time the option is granted) of shares of common stock with respect to which incentive stock options become exercisable for the first time by the optionee under the Plan during any calendar year may not exceed $100,000. No option granted under the 1991 Plan may be exercised more than five years from the date of grant. If a participant ceases to be an employee, officer or director of the Company (for any reason other than death, disability or retirement at age 65), any option not previously exercised shall automatically lapse, terminate and expire. The 1991 Plan terminates on December 22, 2001.

      The following table sets forth certain information with respect to stock options exercised during fiscal 1996 by each of the executive officers named in the summary compensation table under "Cash Compensation" above:

Aggregate Option Exercise in the Last Fiscal Year and Year-End Option Values

                                                          Number of Securities               Value of Unexercised
                                                         Underlying Unexercised                  In The Money
                                                                 Options                         Options  (1)
                                                         ----------------------              --------------------
                         Shares         Value
       Name             Acquired      Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
--------------------  ------------  ------------  ---------------  -----------------  ---------------  ---------------
--
William M. Reiter              --            --       100,000               0               $  0            $  0
Susanne Loarie                 --            --       100,000               0                  0               0
Bradford J. Beilly             --            --        50,000               0                  0               0
__________________

(1)   The fair market value of the Company's common stock on September 30, 1996 was $3.31 per share.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

      The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 1996 by all persons known by the Company to be beneficial owners of more than five (5%) percent of its common stock, each director of the Company and all officers and directors of the Company as a group:

                                        Amount and Nature
                                          of Beneficial               Percent
Name and Address *                        Ownership (1)              of Class
----------------                         ---------------             --------
William M. Reiter, M.D.                    1,118,292   (2)(3)           24.0%

Susanne Loarie                               117,500   (4)               2.5%

Fred Roa                                      15,200   (5)                 **

John Marsh                                    11,500   (5)                 **

Paul J. Cimoch, MD                           514,300   (5)(6)           11.3%

Bradford Beilly                              110,000   (7)                 **

W. Douglas Kahn                               10,000   (8)(9)              **

SunDance Venture Partners, L.P.              280,000  (10)               5.8%

Societe Financier du Seujet, LTD             620,000                    13.6%

All officers and directors as              2,796,792                    54.1%
 a group (7 persons)
_______________________________

* All addresses are in care of the Company at 515 E. Las Olas Boulevard, Suite 1600, Fort Lauderdale, FL 33301, except as otherwise indicated.

**   Represents less than 1% of the Company's outstanding common stock.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2)  Includes 100,000 shares issuable under currently exercisable stock options

(3)  Includes 100,000  shares issuable under current exercisable stock options.

(4)  Includes 10,000 shares issuable under currently exercisable stock options.

(5) Includes 100,000 shares issuable under currently exercisable under warrants and vested stock options.

(6) Exclude 10,000 shares issuable under vested stock options exercisable on or after November 1, 1997.

(7)  Includes 10,000 shares issuable under currently exercisable stock options.

(8) Consists of 280,000 warrants issuable under a warrant agreement exercisable at $2.50 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

      As discussed under "Business" above, for each facility owned and prior to the Fort Lauderdale and Miami, Florida purchase on January 1, 1996, and the Irvine purchase on September 30, 1996, CSI contracted with a professional corporation to utilize the facility in order to provide care to its patients. In the case of the facilities located in Fort Lauderdale and Miami, CSI had contracted with William M. Reiter, M.D., PA, a Professional Association, which is owned by Dr. Reiter, the Company's Chairman of the Board and Chief Executive Officer, although in 1996 and 1995, the only contract in effect related to the Fort Lauderdale facilities. Revenues derived by the Company from the Fort Lauderdale contract amounted to $321,000 for fiscal 1996 as compared to $1,241,000 and $2,109,000 for fiscal 1995 and fiscal 1994 for both the Miami and Fort Lauderdale facility. The Florida medical practices were acquired for $1,366,000. The purchase price approximated one year's net revenues from March 1995 to February, 1996. The proceeds were used to pay amounts due to the Company of $1,300,000 and the Company assumed the medical practice net amounts receivable of $124,000. The balance of $66,000 was paid in cash. In the case of the facility located in Irvine, CSI had contracted with Paul J. Cimoch, M.D., PC, a Professional Corporation, which is owned by Dr. Cimoch, a member of the Company's Board of Directors. Revenues derived by the Company from the Irvine contract amounted to $2,396,000 for fiscal 1996 as compared to $2,147,000 and 2,291,000 for fiscal 1995 and fiscal 1994. The Irvine practice was purchased by a Management Service Organization in California, which was created by the Company for $2,309,000. The purchase price approximated one year's net revenues from August 1995 through July, 1996. The proceeds were used to pay amounts due to the Company of $2,303,000 and the Company assumed the medical practice net accounts receivable of $921,000. The balance of $6,000 was paid in cash. Pursuant to the contracts with the professional associations, the Company advances funds from time to time to the professional associations to meet their cash requirements. As of September 30, 1996, the receivables, including advances due to the company from William M. Reiter, M.D. and Paul Cimoch, M.D., were fully paid from the proceeds of the sale of the practices to the Company on January 1, 1996 and September 30, 1996, respectively, with the net proceeds being paid to Dr. Reiter, Dr. Cimoch, respectively.

      As described in Footnote 3 to the Company's Financial Statements, the Company in December 1991 acquired CSI, of which Dr. Reiter was then a 60% shareholder. Under the terms of that acquisition, the Company is was required to make certain payments of cash and stock to Dr. Reiter and the other former shareholders of CSI based upon CSI's earnings (as defined in the acquisition agreement) over the next two years. During fiscal 1993, the Company became obligated under the terms of the foregoing acquisition to issue Dr. Reiter 384,175 shares of its common stock and to pay him $1,311,316, of which $731,316 remains owing to him as of December 31, 1993. The Company has provided a guarantee to the former shareholders of CSI that sales of shares of the
Company's common stock issued to them in connection with the Company's acquisition of CSI would generate certain specified minimum proceeds to them. The Company has granted a security interest in all of the outstanding common stock of CSI to these former shareholders in connection with these guarantees. These guarantees included the agreement of the Company to fund any loss realized by Dr. Reiter on any sales by him of approximately 720,000 shares that were issued to him by the Company at a price of approximately $1.00 per share if made within one year from the date of issuance and to pay Dr. Reiter with respect to approximately 60,000 shares previously issued to him an amount equal to the amount, if any, by which his net proceeds from any sales of these shares made within the next year are less than $5.12 per share (the defined market value at the time of the Company's acquisition of CSI). On December 5, 1994, the Company received a notice of default from the counsel for the former CSI shareholders together with a settlement proposal. The Board, excluding Dr. Reiter, after engaging outside legal counsel and extensive discussions, negotiated and agreed to a final settlement offer, which was ratified and approved by the Board of Directors. In January, 1995, the Board of Directors of the Company approved a settlement transaction with Dr. William Reiter, the Chairman and Chief Executive Officer of the Company, and the other CSI shareholders. The settlement transaction resulted from one actual default, two stock price guarantee obligations which, when the related shares were sold, would likely become defaults and the third year earn out which would require additional consideration to be paid to CSI shareholders. Pursuant to the settlement the CSI shareholders were issued 3,102,000 shares of common stock resulting from the third year earn out. The Company agreed to register 1,679,000 shares previously issued, and the Company issued to the CSI shareholders, a convertible note (the "Convertible Note") for the cash arising from the stock price guarantees, without selling such shares, and the cash portion of the 1995 earn out. The $3,193,000 Convertible Note bore interest at prime and is convertible into common stock at 70% of the market price at anytime after February 1, 1997. In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) share of the Company's common stock valued at $2.50 a share (post-split).

      In September, of 1996, Dr. Reiter, the Company's Chairman of the Board and Chief Executive Officer loaned the Company $125,000 in order for the company to meet current commitments. In October through December approximately $96,000 of the loan has been repaid.

      The CSI Foundation, Inc. is controlled by Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. Previously, the Foundation did not have assets to support the project and the Company continued to perform the research. During Fiscal years 1996, 1995, and 1994, the Company recorded expenses of $192,000, $59,000 and $95,000, respectively, related to the Foundation. Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter, collectively reimbursed the Company the sums of $124,000 (1996), $136,000 (1995) and $0 (1994), respectively for services rendered to the Foundation. All such reimbursements and contributions to the Foundation were for ordinary charitable purposes.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ---------------------------------------------------------------

      (a)(1) and (a)(2)  Financial Statements and Schedules

      See the Index to Consolidated Financial Statements on Page F-1 hereafter, which is incorporated herein by reference.

      The following Financial Statement Schedules for the years 1996, 1995 and 1994 are submitted herewith:

      Schedule II -     Valuation and Qualifying Accounts.


      [All other Schedules are omitted from this report as they are inapplicable or not required under Regulation S-X or because the required information is set forth in the Consolidated Financial Statements or related notes.]

      (a)(3)  Exhibits

 Exhibit
  Number    Exhibit Description
  ------    -------------------

     3(a)   Certificate of Incorporation (5)

     3(b)   By-Laws (5)

     3(c)   Amendment to the Certificate of Incorporation

     4(a) Form of Warrant Agreement between the Warrant Agent and the Company (including form of Class B Warrants) (1)

     4(b)   Form of Unit Purchase Option (1)

    10(a) Settlement Agreement, dated July 16, 1990, between Edward J. Kuriansky as claiming authority and on behalf of the State of New York, and the Company (2)

    10(b) Form of Modified Settlement, dated January 12, 1994, by and among Edward J. Kuriansky as claiming authority and Deputy Attorney General for Medicaid Fraud Control, Professional Care, Inc., the Company, Martin and Harriet Weissman, Israel Cohen and Arthur I. Goldberg as executor of the Estate of Arlene Cohen (9)

    10(c) Lease Agreement dated December 21, 1984 between 125 Eas Bethpage Associates and the Company, as amended (3)(4)(6)

    10(d)   1982 Stock Option Plan (6)

    10(e)   1991 Stock Option Plan (7)

    10(g) Agreement and Plan of Merger, dated December 23, 1991, by and among Center for Special Immunology, Inc., CSI Development Corp., William
            M. Reiter, M.D., Paul Cimoch, M.D., Marvin Reiter and the Company (the "CSI Merger Agreement")(6)

    10(h) Employment Agreement dated September 18, 1992 between Susanne Loarie and the Company (7)

    10(i) Services Agreement dated December 23, 1991 between AGA, Inc. and Center for Special Immunology, Inc. (7)

    10(j) Severance Agreement dated May 14, 1992 between Martin Weissman and the Company; Promissory Note by Martin Weissman to the Company dated June 26, 1992; Agency Agreement dated June 26, 1992 (7)

    10(k) Settlement Agreement dated January 11, 1994 by and among the Company, Martin Weissman and Breslow & Walker (10)

    10(l) Lease Agreement dated November 20, 1992 between I-SBC Limited Partnership and the Company (7)

    10(m) Asset Purchase Agreement dated April 15, 1993 by and among Premier Service, Inc. and Health Professionals East, Inc., Health Professionals West, Inc., Hematech, Inc., Insurance Medical Reporter, Inc., and Professional Care, Inc. and related documents and agreements (10)

    10(n) Employment Agreement dated October 26, 1993 between Bradford J. Beilly and the Company (9)

    10(o) Consulting Agreement dated July 19, 1993 between J.D. Ross Interna-tional and the Company and related Warrant (9)

    10(p) Attorney's Retention Agreement dated July 19, 1993 between Richard Morganstern, a Professional Corporation, and the Company and related Warrant (9)

    10(q)   Form of  identical  Factoring  Agreements  between  each of  Paul J.
            Cimoch, M.D., P.C., William M. Reiter, M.D., P.A., and Daniel S. Berger, M.D., Ltd., respectively, subsidiaries of CSI, and Capital Factors (9)

    10(r)   Modification and Supplement to Premier Asset Purchase Agreement (9)

    10(s)   Second Modification to CSI Merger Agreement (10)

    10(t) Employment Agreement dated November 1, 1995, between W. Douglas Kahn and the Company

    10(u) Amended Employment Agreement dated September 19, 1995, between Susanne Loarie and the Company

    10(v) Loan and Securities Purchase Agreement dated December 28, 1995 between SunDance Venture Partners, L.P. and the Company

    10(w)   Fort Lauderdale purchase

    10(x)   Chicago purchase

    10(y)   Irvine purchase

    10(z)   Los Angeles purchase

      22    Subsidiaries

      24    Independent Certified Public Accountants' Consent

      27    Financial Data Schedule (Electronic filing only)

_________________

(1) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Registration Statement on Form S-1, File No. 33-37204.

(2) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 8-K, which date of report is July 6, 1990.

(3) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 10-K for the fiscal year ended September 30, 1990.

(4) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 8-K, which date of report is November 29, 1984.

(5) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 33-42675.

(6) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1991.

(7) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1992.

(8)  Incorporated by reference from Registrant's Form 8-K, dated June 21, 1993.

(9) Incorporated by reference from Registrant's Form 10-K, for the fiscal year ended September 30, 1994.

(10) Incorporated by reference from Registrant's Form 10-Q for the quarter ended December 31, 1994.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HEALTH PROFESSIONALS, INC.



Date:          January 13, 1997                By:  /s/ William M. Reiter
     --------------------------------             ------------------------------
                                                  William M. Reiter, M.D.,
                                                  Chairman of the Board
                                                  President and Chief Executive
                                                  Officer



Date:         January 13, 1997                 By:  /s/ Douglas Kahn
     --------------------------------             ------------------------------
                                                  Douglas Kahn, Chief Financial
                                                  and Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:        January 13, 1997
     --------------------------------             ------------------------------
                                                  Fred Roa, Director

Date:        January 13, 1997                       /s/ John Marsh
     --------------------------------             ------------------------------
                                                  John Marsh, Director

Date:        January 13, 1997                      /s/ William M. Reiter
     --------------------------------             ------------------------------
                                                  William Reiter, M.D., Director

Date:        January 13, 1997                      /s/ Paul Cimoch
     --------------------------------             ------------------------------
                                                  Paul Cimoch, M.D., Director

                   Health Professionals, Inc. and Subsidiaries



                                      Index
                                      -----


Report of Independent Certified Public Accountants ........................ F-2

Consolidated Balance Sheets, September 30, 1996 and 1995................... F-3

Consolidated Statements of Operations,
     Years Ended September 30, 1996, 1995 and 1994......................... F-4

Consolidated Statements of Stockholders' Equity,
     Years Ended September 30, 1996, 1995 and 1994......................... F-5

Consolidated Statements of Cash Flows,
     Years Ended September 30, 1996, 1995 and 1994......................... F-6

Notes to Consolidated Financial Statements................................. F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
and Stockholders of
Health Professionals, Inc.

           We have audited the accompanying consolidated balance sheets of Health Professionals, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. We have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Professionals, Inc. and subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

           Also in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing ongoing operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Miami, Florida                                                  BDO SEIDMAN, LLP
January 7,1997

                   Health Professionals, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 1996 and 1995
                                    (Note 1)
                           ===========================

                                                                      1996           1995
                                                                 ------------    ------------
ASSETS
------
CURRENT ASSETS:
     Cash                                                        $     49,000    $     20,000
     Accounts receivable, less allowance for doubtful
         accounts of $1,981,000 and $937,000,
         respectively (Note 6)                                      3,425,000       1,947,000
     Accounts receivable from related parties,
         less allowance for doubtful accounts of
         $0 and $765,000, respectively (Note 10)                         --         2,119,000
     Inventory                                                        108,000         106,000
     Notes receivable  - Premier
         Medical Services, Inc., current portion                         --           330,000
     Prepaid consulting fees, current portion (Note 9)                115,000            --
     Prepaid expenses and other                                        46,000          15,000
                                                                 ------------    ------------
             Total current assets                                   3,743,000       4,537,000

NOTES RECEIVABLE  - PREMIER
     MEDICAL SERVICES, less current portion                              --           375,000
EQUIPMENT, FURNITURE AND FIXTURES AND
     LEASEHOLD IMPROVEMENTS, net (Note 4)                           1,338,000       1,459,000
PREPAID CONSULTING FEES, less current portion (Note 9)                145,000            --
COVENANTS NOT TO COMPETE, less accumulated amortization
     of $131,000 (Note 3)                                             419,000            --
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
     ACQUIRED, less accumulated amortization of
     $765,000 and $587,000 (Note 3)                                 6,134,000       2,995,000
OTHER ASSETS                                                          463,000         268,000
                                                                 ------------    ------------
             TOTAL                                               $ 12,242,000    $  9,634,000
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses (Note 7)              $  3,725,000    $  2,866,000
     Accrued salaries and payroll taxes                               117,000         228,000
     Factoring line of credit (Note 6)                              1,100,000         718,000
     Current portion of long-term debt (Note 6)                       474,000         427,000
                                                                 ------------    ------------
                 Total current liabilities                          5,416,000       4,239,000
                                                                 ------------    ------------

LONG-TERM DEBT, less current portion (Note 6)                       1,519,000       4,365,000
                                                                 ------------    ------------
LITIGATION, COMMITMENTS AND SUBSEQUENT EVENTS (Notes 8 and 13)
STOCKHOLDERS' EQUITY (Notes 3, 6 and 9):
     Serial preferred stock, $1 par value;
         authorized 100,000 shares; issued - none                        --              --
     Common stock, $.02 par value; authorized
         25,000,000 shares; issued 4,554,000
         and 2,189,000 shares, respectively                            91,000          44,000
     Additional paid-in capital                                    43,280,000      36,090,000
     Less:  4,000 shares of Treasury Stock at cost                    (42,000)        (42,000)
     Deficit                                                      (38,022,000)    (35,062,000)
                                                                 ------------    ------------

                 Total stockholders' equity                         5,307,000       1,030,000
                                                                 ------------    ------------
                 TOTAL                                           $ 12,242,000    $  9,634,000
                                                                 ============    ============

                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended September 30, 1996, 1995 and 1994
                                    (Note 1)
                     ======================================

                                                         1996              1995           1994
                                                         ----              ----           ----

REVENUES:
     Operating revenues                             $  4,622,000      $  5,011,000    $  4,460,000
     Operating revenues - related
         parties (Note 10)                             2,717,000         4,379,000       3,342,000
     Gain on sale of securities                          166,000              --              --
     Interest and other income                            59,000           219,000         326,000
                                                    ------------      ------------    ------------
                                                       7,564,000         9,609,000       8,128,000
                                                    ------------      ------------    ------------


COSTS AND EXPENSES:
     Direct service                                    4,053,000         4,165,000       5,198,000
     Selling, general and administrative
         (Note 8)                                      6,240,000         5,864,000       6,180,000
     Interest                                            518,000           575,000         321,000
     Costs incurred in connection with
         litigation (Note 8)                              75,000            62,000         379,000
     Research and  development (Note 10)                 403,000            20,000         200,000
     Provision (recovery) for loss on advances
         and other professional association
         reserves to related parties (Note 3)           (765,000)           20,000         (58,000)
     Provision for loss in connection with
         future note discount                               --                --         1,000,000
     Provision for impairment of costs in
         excess of net assets acquired (Note 3)             --                --         4,000,000
                                                    ------------      ------------    ------------


                                                      10,524,000        10,706,000      17,220,000
                                                    ------------      ------------    ------------


         NET LOSS                                   $ (2,960,000)     $ (1,097,000)   $ (9,092,000)
                                                    ============      ============    ============

         NET LOSS PER SHARE                         $       (.96)     $       (.52)   $      (4.86)
                                                    ============      ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                       3,092,000         2,089,000       1,870,000
                                                    ============      ============    ============











                See notes to consolidated financial statements.

                                                   Health Professionals, Inc. and Subsidiaries
                                                 Consolidated Statements of Stockholders' Equity
                                                  Years Ended September 30, 1996, 1995 and 1994
                                                                    (Note 1)
                                                        ==================================

                                     ..........Common Stock...........      Additional
                                                              Treasury       Paid-in
                                      Shares        Amount     Stock         Capital          Deficit           Total
                                    ----------     -------    --------     ------------     ------------     -----------
Balances at
September 30, 1993                   1,498,000      30,000        --         35,784,000      (24,873,000)     10,941,000

Sale of Common Stock (Note 9)          157,000       3,000        --            976,000             --           979,000
Earn Out Shares issued in              104,000       2,000        --            935,000             --           937,000
  lieu of cash (Note 3)
Escrow Shares Cancelled                 (3,000)       --          --           (144,000)            --          (144,000)
Employee Stock Purchase Plan            40,000       1,000        --            158,000             --           159,000
 (Note 9)
Other Stock Sale                        40,000       1,000        --            159,000             --           160,000
Shares Issued for Services               9,000        --          --             50,000             --            50,000
Stock Price Guarantees to
 CSI Shareholders (Note 3)                --          --          --         (2,872,000)            --        (2,872,000)
Value of Stock to be Issued               --          --          --            970,000             --           970,000
 (Note 3)
Less: Purchase of Treasury Stock          --          --       (42,000)            --               --           (42,000)
Net Loss                                  --          --          --               --         (9,092,000)     (9,092,000)
                                    ----------     -------    --------     ------------     ------------     -----------
Balances at
September 30, 1994                   1,845,000      37,000     (42,000)      36,016,000      (33,965,000)      2,046,000

Earn Out Shares issued in
  lieu of cash (Note 3)                310,000       6,000        --             (6,000)            --              --
Shares Issued for Services              34,000       1,000        --             80,000             --            81,000
Net Loss                                  --          --          --               --         (1,097,000)     (1,097,000)
                                    ----------     -------    --------     ------------     ------------     -----------
Balances at
September 30, 1995                   2,189,000      44,000     (42,000)      36,090,000      (35,062,000)      1,030,000


Sale of Common Stock (Note 9)          500,000      10,000        --          1,990,000             --         2,000,000
Conversion of debt owed to
  former CSI shareholders
  to equity (Note 9)                 1,200,000      24,000        --          2.976,000             --         3,000,000
Sale of Chicago
  practice to Company (Note 3)         246,000       5,000        --          1,078,000             --         1,083,000
Stock warrants issued
  at a discount (Note 9)                  --          --          --             42,000             --            42,000
Shares issued for services
  (Note 9)                             419,000       8,000        --          1,104,000             --         1,112,000
Net Loss                                  --          --          --               --         (2,960,000)     (2,960,000)

Balances  at
September 30, 1996                   4,554,000     $91,000    $(42,000)    $ 43,280,000     $(38,022,000)    $ 5, 307,000
                                    ==========     =======    ========     ============     ============     ===========































                                            See notes to consolidated financial statements.

                                                                F-5

                   Health Professionals, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1996, 1995 and 1994
                                (Notes 1 and 11)
                         ================================

                                                                             1996           1995          1994
                                                                         -----------    -----------    -----------
OPERATING ACTIVITIES:
     Net loss                                                            $(2,960,000)   $(1,097,000)   $(9,092,000)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                                           565,000        504,000        455,000
     Amortization of goodwill and covenants                                  309,000        149,000        249,000
     Provision (recovery) for bad debts                                     (765,000)       320,000        144,000
     Provision for loss in connection with note discount                        --             --        1,000,000
     Provision for impairment of costs in excess of net
         assets acquired                                                        --             --        4,000,000
     Securities issued for services                                          852,000         81,000           --
     Lease obligations                                                      (106,000)       141,000        162,000
     Change in assets and liabilities, net of effects of acquisitions:
     (Increase) in accounts receivable                                      (730,000)    (1,884,000)      (469,000)
     (Increase) decrease in inventory                                         (2,000)       174,000         20,000
     (Increase) decrease in prepaid expenses and
         other                                                               (31,000)        97,000        138,000
     (Increase) in other assets                                             (195,000)       (11,000)       (51,000)
     Increase in accounts payable
       and accrued expenses                                                  859,000        218,000        910,000
     (Decrease) increase in accrued salaries and payroll taxes              (111,000)        46,000        (51,000)


      Net cash (used in) operating activities                             (2,315,000)    (1,262,000)    (2,585,000)
                                                                         -----------    -----------    -----------

INVESTING ACTIVITIES:
     Collection of notes receivable                                          683,000      1,404,000      1,134,000
     Purchase of Treasury Stock                                                 --             --          (42,000)
     Cash paid for acquisition of medical practices                          (72,000)          --             --
     Capital expenditures, net                                              (444,000)      (135,000)      (272,000)
                                                                         -----------    -----------    -----------

      Net cash  provided by investing activities                             167,000      1,269,000        820,000
                                                                         -----------    -----------    -----------

FINANCING ACTIVITIES:
     Repayment of long-term debt and
      current maturities                                                    (887,000)      (645,000)      (524,000)
     Proceeds from long-term borrowing                                       682,000           --          150,000
     Proceeds from sales of common stock                                   2,000,000           --        1,298,000
     Cash received from Factor, net                                          382,000        618,000         91,000
                                                                         -----------    -----------    -----------

         Net cash provided by (used in) financing activities               2,177,000        (27,000)     1,015,000
                                                                         -----------    -----------    -----------

NET  INCREASE (DECREASE) IN CASH                                              29,000        (20,000)      (750,000)
CASH, BEGINNING OF PERIOD                                                     20,000         40,000        790,000
                                                                         -----------    -----------    -----------

CASH, END OF PERIOD                                                      $    49,000    $    20,000    $    40,000
                                                                         ===========    ===========    ===========










                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

1.   GOING CONCERN

      The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $2,960,000 $1,097,000 and $9,092,000 for each of the three years in the period ended September 30, 1996, respectively. In addition, the Company used $2,315,000 of cash for its fiscal 1996 operations. In order to remain a going concern the Company must obtain additional sources of cash and ultimately achieve profitable operations. The Company's plans for raising additional sources of cash primarily rely on (1) obtaining a strategic partner who will provide capital to the Company while also offering certain operational opportunities; and/or, (2) obtaining an investment partner to further develop certain technology owned by the Company. While additional sources of cash are being pursued, the Company intends to further down size operations, thereby reducing costs while attempting to increase market share for the existing clinics until operations can produce positive cash flow. No assurances can be made that the Company can obtain additional sources of cash or that operations can produce a positive cash flow.

      The Company's continued existence is dependent upon its ability to resolve its liquidity problems by raising additional cash and by achieving profitable operations as set forth above. Working capital limitations continue to impinge on day-to-day operations, thus, contributing to continued operating losses. The continued support of its creditors will be required, although this is not assured.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.   SUMMARY OF ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Center For Special Immunology (CSI), a subsidiary owns and operates an integrated healthcare delivery and clinical research system that includes a multistate network of primary care and clinical facilities specializing in immune system disorders, consisting primarily of HIV, AIDS and Chronic Fatigue Immune Dysfunction Syndrome (CFIDS). This network also conducts multi-center trials in cooperation with biotechnology and pharmaceutical companies. CSI derives the major portion of its revenues from medical professional corporations either which CSI owns or which contract with CSI to utilize its facilities and utilize CSI's ancillary services in order for the professional corporation to provide care to its patients.

      CONCENTRATION OF CREDIT RISK - The Company grants credit, including cash advances to the contracted medical professional corporations and its other customers, substantially all of whom are in the health care industry.

      PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the accounts of Health Professionals, Inc. and its wholly owned subsidiaries (the "Company"). All operations are conducted by CSI and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

      REVENUE RECOGNITION - The Company recognizes revenues as services are provided.

      ACCOUNTS RECEIVABLE - The Company records allowances related to the amounts due from the professional corporations, with whom CSI has contracted, based upon the excess of the amounts due from the professional corporations above the collateral, primarily the receivables of the professional corporations, even though such advances are expected to be collected from future operations. The Company records patient accounts receivable for those medical professional associations that it owns at net of allowances for those items that the company won't collect on, such as certain contractual amounts and bad debts.

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

      DEPRECIATION AND AMORTIZATION - Equipment, furniture and fixtures are recorded at cost and are depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the related lease or the useful life of the asset, whichever is shorter. Depreciation and amortization are computed principally by the straight-line method.

      INVENTORY - Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.

      PER SHARE  INFORMATION - Per share  information  is computed  based on the weighted average number of common shares outstanding. Per share information excludes common equivalent shares since their inclusion would be anti-dilutive. All share and per share data in the accompanying financial statements reflect the effects of the Company's 1996 one-for-ten reverse split for all periods presented.

      COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED AND COVENANTS NOT TO COMPETE - The excess of costs over net assets of businesses acquired is being amortized on a straight-line basis over 25 years. Covenants not to compete are amortized over their 2 year economic life. The Company periodically reviews the carrying value of these intangible assets and records adjustments when it is determined that the assets are no longer considered fully recoverable from future operating cash flows.

      INCOME TAXES - The Company adopted Statement of Financial Accounting Standards No. 109, effective October 1, 1993 and elected not to restate financial statements for prior periods. The statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The adoption of Statement No. 109 did not have a material effect on the accompanying consolidated financial statements.

      RECLASSIFICATIONS   -  Certain   reclassifications   to  the  prior   year
      consolidated financial statements have been made to conform to the 1996 presentations.

      ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FUTURE ACCOUNTING PRONOUNCEMENTS
     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Statement requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt the Statement as of fiscal 1997 and its implementation is not expected to have a material effect.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company does not presently intend to adopt the fair value based method but instead will, beginning in fiscal 1997, disclose the effects of the calculation required by the statement.

     In June 1996, the Financial Accounting Standards Board issued Statement No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement establishes a financial-components approach to transfers and servicing of financial assets and extinguishment of liabilities that focuses on control. The Company will adopt the Statement as of fiscal 1997 and its implementation is not expected to have a material effect.


3.   ACQUISITION OF CSI AND MEDICAL PRACTICES

      On December 23, 1991, the Company acquired 100% of the outstanding common stock of the Center for Special Immunology, Inc. ("CSI"). The purchase price was $400,000 in cash, and unregistered shares of Common Stock of $600,000, based upon the quoted market price (valued at $330,000 since such shares are not freely tradeable). In addition, the acquisition agreement provided for contingent consideration based upon the earnings of CSI for each of the three years in the period from April 1, 1992 through March 31, 1995. For the year ended March 31, 1994, no additional consideration was required. The final year was calculated at two and one half times the increase in after tax earnings, as defined, for the year ended March 31, 1995 over the year ended March 31, 1993, or two and one half times the base year earnings amount if funds were not made available during the year ended March 31, 1994 to CSI to open three new facilities. As funds were not made available during the year ended March 31, 1994 to

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

      open three new centers, the minimum additional consideration of $1,616,000 was recorded at September 30, 1994 as additional consideration due resulting in an increase in "Costs in excess of net assets of business acquired." The amount of additional consideration in each year was to be payable 40% in cash and 60% in stock. The number of shares is based upon the market value of the Company's stock. Any unregistered shares issued in connection with the acquisition have a one year price guarantee (protection year) following the date on which the shareholders may first sell any of the acquired shares. If any such shares are sold at less than $5.12, or such lower amount, the Company is obligated to pay the difference in cash, subject to certain adjustments, one year after the expiration of the protection year (see Note 8(a)).

      The Company, may at its option make the cash portion of the contingent payments in common stock of the Company based upon the then prevailing market value per share. (See Note 7(a))

      At September 30, 1994, management determined that factors existed which might impair the carrying amount of the excess cost over the net assets acquired in connection with the acquisition of CSI. A write down was recorded based upon management's belief that without a significant infusion of cash required to expand the operations, the impairment to the asset would be other than temporary. The write down was based, in part, upon consideration of the obligation to the former CSI shareholders, which is collateralized by the stock of CSI.

      In fiscal 1992 to 1995, the Company recorded aggregate reserves of $925,000 related to estimated losses on cash advances and trade receivables from the medical practices. In early fiscal 1996, the related party physicians collateralized the cash advances with specific security and a $765,000 recovery was recorded.

      From 1991 to part of fiscal 1996, the Company's services to the above medical practices were conducted under the terms of contractual agreements, whereby fees were earned by the Company for specific services and the underlying medical practices remained under the ownership of physicians. During fiscal 1996, the Company's Board of Directors decided, as a result of the recent permissibility of corporations to practice medicine in certain states, among other factors, to purchase the underlying medical practices and to release the collateral discussed above. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami, Florida from the Chairman of the Company's Board of Directors, on April 1, 1996, purchased the medical practice in Chicago, Illinois from its physician owner, and on September 30, 1996, purchased the Irvine, California medical practice from a stockholder and member of the Board of Directors of the Company. The purchase price of each location approximated one year's net revenues (based upon the prior one year's net revenues for the California and Florida practices and upon the next years estimated net revenues for Illinois). The Florida medical practices were acquired for $1,366,000, of which $1,300,000 were comprised of amounts then due to the Company from the medical practices with the balance paid in cash. The Chicago practice was acquired for $1,438,000, which was comprised of $1,083,000 in shares (valued at fair value) of the Company's common stock and a purchase money obligation payable of $355,000. As of September 30, 1996, the Company has issued 246,000 shares of common stock and is obligated to issue the balance in June 1997. The Irvine, California medical practices were acquired for $2,309,000, of which $2,303,000 was comprised of amounts then due to the Company from the medical practice with the balance in cash. In connection with the transaction, the selling stockholders, each of whom are physicians, entered into non-compete agreements with the Company for two years for Florida, Illinois, and California which are valued at $250,000, $150,000 and $150,000, respectively, in the accompanying balance sheet. Costs in excess of net assets acquired in connection with the above fiscal 1996 transactions aggregated $992,000, $1,445,000, and $876,000, for Florida, Illinois and California, respectively.


      The following is a proforma summary of consolidated results of operations after giving effect to proforma amorization of costs in excess of net assets of businesses acquired and elimination of intercompany transactions as if the Company had acquired all of the practices on October 1, 1995 and October 1, 1994.

                                                    Year Ended September 30,
                                                     1996              1995
                                                     ----              ----
                                                  (unaudited)      (unaudited)
           Revenues                           $    8,551,000      $11,170,000
           Net Loss                           $   (2,527,000)     $  (628,000)
           Net Loss per common share          $        (0.82)     $     (0.30)

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

4.   EQUIPMENT, FURNITURE AND FIXTURES AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and fixtures and leasehold improvements consist of the following:

                                                       Useful                September 30,

                                                    Lives (Years)       1996             1995
                                                    -------------   -----------      ------------
         Equipment, furniture and fixtures             5 -  7         2,561,000      $  1,693,000
         Assets under capital lease obligations        5 -  7           325,000           415,000
         Leasehold improvements                        1 - 12           176,000           665,000

                                                                      3,062,000         2,773,000
         Less accumulated depreciation
           and amortization                                           1,724,000         1,314,000
                                                                    -----------      ------------

                                                                    $ 1,338,000      $  1,459,000
                                                                    ===========      ============

5.   INCOME TAXES

      The Company has not recorded any expense for Federal or state income taxes for the years September 30, 1994 through September 30, 1996, due to the existence of tax losses for all applicable periods.

      The Company has investment and other tax credit carryforwards, and net operating loss carryforwards of approximately $600,000 and $18,800,000, respectively, expiring through the year 2011. The net operating loss is subject to an annual limitation of approximately $1,300,000 based upon certain ownership changes.

      Deferred income taxes are comprised of the following:

                                                      1996             1995
                                                 ------------      ------------

         Loss carryforwards                      $  6,900,000      $  5,800,000
         Tax credit carryforwards                     600,000           600,000


                                                    7,500,000         6,400,000

         Deferred tax asset valuation allowance    (7,500,000)       (6,400,000)
                                                 ------------      ------------
         Net deferred tax asset                  $          -      $          -
                                                 ============      ============


      Realization of any portion of the net deferred tax asset is not considered to be more likely than not and accordingly, a valuation allowance has been provided for such amount.

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

6.   LONG-TERM DEBT AND FACTORING LINES OF CREDIT

      Long-term debt consists of the following:

                                                                           September 30,
                                                                        1996            1995
                                                                    -----------     -----------
         Due to shareholders (a)                                    $         _     $ 3,402,000
         Litigation settlement (b)                                            -         426,000
         Due to Officer (c)                                             125,000               -
         Notes Payable, less unamortized discount of $36,000 (d)        664,000               -
         Medical practice purchase obligation (e)                       355,000               -
         Lease obligation (f)                                           474,000         580,000
         Capital leases                                                 199,000         258,000
         Other                                                          176,000         126,000
                                                                    -----------     -----------
                                                                      1,993,000       4,792,000

        Less current portion                                            474,000         427,000
                                                                    -----------     -----------
                                                                    $ 1,519,000     $ 4,365,000
                                                                    ===========     ===========

     (a) On December 21, 1994, the Board of Directors of the Company approved a settlement transaction with Dr. William Reiter, the Chairman and Chief Executive Officer of the Company, and the other former CSI shareholders. The settlement transaction resulted from one actual default, two stock price guarantee obligations which, when if the related shares were sold would likely become defaults and the third year earn out which would require additional consideration to be paid to the former CSI shareholders. The settlement provided that the former CSI shareholders be issued shares for the third year earn out and be issued convertible notes for the obligations arising from the stock price guarantees $2,872,000, without selling such shares, and $321,000 resulting from the cash portion of the 1995 earn out. The convertible notes bore interest and were convertible into common stock at 70% of the market price at the date of conversion. In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt then owed to the former CSI shareholders into 1,200,000 shares of the Company's common stock valued at $2.50 a share. The remaining balance was retired during fiscal 1996.

     (b) On July 16, 1990, a subsidiary of the Company settled litigation brought by the State of New York by agreeing to pay $3,250,000. Of this amount, $1,000,000 was paid in cash and the balance was payable at $50,000 per month, including interest at 9%.

         The Company renegotiated the obligation to require payments of $25,000 per month, through December 15, 1994 after which the payment increased to $50,000 through February 1996, with interest at 11%. The company granted a security interest to the State of New York for a portion of the notes receivable arising from the sale of discontinued operations. In September, 1996, in exchange for a $15,000 discount with the State of New York, the Company prepaid the remaining balance due on the agreement, which was approximately $308,000.

     (c) In September, of 1996, the Company's Chairman of the Board and Chief Executive Officer loaned the Company $125,000, due upon demand and bearing interest at 8.25% per annum in order for the Company to meet current commitments. In October through December approximately $96,000 of the loan has been repaid.

     (d) On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provide for payments of interest at 12% per annum for the first twenty-four months and at 13% per annum for the next twelve months, followed by quarterly payments of principal and interest at 15% through December 2000. The funds were utilized for working capital.

     (e) In connection with the purchase of the Chicago, Illinois medical practice, the Company issued a $355,000 note payable bearing interest

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

         at 3% per annum, payable in quarterly installments of principal and interest through July, 1999.

     (f) Lease obligations consist of accruals for office space leases with reduced rents in early years to straight-line rent expense over the life of the lease at September 30, 1996 and 1995 of $ 474,000 and $483,000, respectively and a $97,000 settlement with a landlord at September 30, 1995.

      Payments required on long-term debt and lease obligations during each of the five years subsequent to September 30, 1996 are as follows:

                   Year Ending
                  September 30
                  ------------
                     1997                          $   339,000
                     1998                              284,000
                     1999                              414,000
                     2000                              435,000
                     2001                              261,000
                  Thereafter                           260,000
                                                   -----------
                  Total                            $ 1,993,000
                                                   ===========

      FACTORING AGREEMENT - Certain subsidiaries of CSI together with the medical professional corporations presently under contract with or owned by said subsidiaries entered into factoring agreements providing for up to $2,500,000 in lines of credit, based upon eligible accounts receivable. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year. Funds are then advanced by the factor at 2% over prime. The advances are collateralized by the related receivables. The advances drawn by the medical professional corporations are guaranteed by CSI. At December 31, 1996, approximately $1,144,000 was available for borrowing under the agreement, $1,100,000 of which was drawn down.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Included in accounts payable and accrued expenses are Therapeutics and Home Health expenses of approximately $266,000 at September 30, 1996 and professional and consulting fees of approximately $500,000 at September 30, 1995. No other items included therein exceed 5 percent of total current liabilities.

8.   LITIGATION AND COMMITMENTS

      (a) During 1993, three shareholder class action suits were filed against the Company and its officers, certain of whom are also directors, as a result of the decline in the market value of the common stock. These lawsuits, which sought unspecified monetary damages and attorneys' fees alleged that the defendants withheld material adverse information and made material misrepresentations relating to the Company's finances and its business prospects. In May 1995, the class action suit plaintiffs agreed to a dismissal of the suits in exchange for an extension of the statute of limitations until September 30, 1996. As of September 30, 1996, the statute of limitations expired without any additional action being filed.

      (b) During 1993, the SEC advised the Company that it had commenced a formal investigation of potential securities law violations in connection with certain trading activity in the Company's stock and requested certain information from the Company and certain of its officers in connection with that investigation. The Company, and the officers have complied with these requests.

             While management believes that it has been successful in the matters mentioned in the previous paragraphs, there is no assurance that there will not be a material adverse effect on the financial condition or results of operations of the Company and the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


      (c) EMPLOYMENT AGREEMENTS - The Company has employment agreements with several key executives for initial terms ranging from two to five years and at annual salaries ranging from $80,000 to $220,500, subject to annual increases and incentive bonuses in some instances. Future minimum commitments under these agreements are as follows:

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

                   Year Ending
                  September 30,
                  1997                                464,000
                  1998                                487,000
                  1999                                 93,000
                  2000                                 97,000
                                                   ----------
                                                   $1,141,000
                                                   ==========

      (e) OPERATING LEASES - The Company is obligated under operating leases for the use of its office facilities. Office leases provide for rent increases due to escalation of real estate taxes and cost of living.

             Future minimum payments on operating leases with noncancelable terms in excess of one year at September 30, 1996 are:

                   Year Ending
                  September 30,
                  1997                             $   645,000
                  1998                                 501,000
                  1999                                 520,000
                  2000                                 410,000
                  2001                                 392,000
                  Thereafter                           573,000
                                                   -----------
                                                   $ 3,041,000
                                                   ===========

               Aggregate rental expense under operating leases was approximately $812,000, $810,000, and $763,000, for the years ended September 30, 1996, 1995, and 1994 respectively.

9.   STOCKHOLDERS' EQUITY

         REVERSE STOCK SPLIT - On April 19, 1996, the stockholders approved a one-for-ten reverse stock split. All share and per share data in the accompanying financial statements reflect the effects of the reverse stock split for all periods presented.

         STOCK OPTION PLAN - The Company had a stock option plan which provided for the granting of options to purchase 140,000 shares of the Company's common stock. This plan expired in fiscal 1992 although options granted under this plan remained outstanding as of September 30, 1996. In February 1992, the Company adopted a new stock option plan which provides for the granting of options to purchase 60,000 shares of the Company's common stock. The Plan provides that (i) in no event shall the purchase price of an option be less than the fair market value of the common stock on the date of grant (110% for persons owning more than 10% of the Company's outstanding voting stock), (ii) the aggregate fair market value (determined as of the time the option is granted) of shares of common stock with respect to which incentive stock options become exercisable by the optionee during any calendar year may not exceed $100,000 and (iii) no option may be exercised more than five years from the date of grant.

         Changes in the Company's options outstanding under its Stock Option Plans during the three years ended September 30, 1996 are summarized below:
                                             No. of Shares        Option Price
                                             -------------        ------------

         Outstanding at September 30, 1994         99,580        $6.90 - 87.50
         Granted                                   51,900                $5.00
         Exercised                                      -                    -
         Terminated or Expired                   (98,530)                $5.00
         Outstanding at September 30, 1995         52,950        $5.00 - 87.50
         Granted                                   10,000                $5.00
         Exercised                                      -
         Terminated or Expired                          -
                                                ---------        -------------
         Outstanding at September 30, 1996         62,950        $5.00 - 87.50
                                                =========        =============

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

      WARRANTS - As of September 30, 1996, warrants initially issed in the Company's 1991 public offering remain outstanding to acquire 57,256 shares of the Company's common stock, exercisable at $53.50 per share through 1998. In connection with the Company's 1996 loans from SunDance, the Company issued SunDance warrants to acquire 280,000 shares of common stock exercisable at $2.50 per share through January 2001, which were valued at fair value of $42,000.

      UNDERWRITER UNITS - An underwriter holds an option to purchase 21,000 units, which was issued in connection with the sale of the Company's stock in 1990. Once the holder exercises the option, the aggregate exercise price of which is $598,500, the holder will be issued 21,000 shares of the Company's common stock and class A warrants. The class A warrants are exercisable at an aggregate exercise price of $748,125 to purchase 21,000 shares of the Company's Common Stock and 5,200 Class B warrants until December 9, 1997. Each Class B warrant entitles the holder to purchase two shares of the Company's Common Stock for $106.875 ($53.4375 per share).

      In September through November 1991, 104,890 Class A Warrants to purchase 209,580 shares of common stock were exercised for net proceeds to the Company of approximately $7,460,000. In conjunction with the exercise, 52,445 Class B Warrants to purchase 104,890 shares of common stock were issued. During the fiscal year 1992, 4,355 Class B Warrants to purchase 8,710 shares of common stock were exercised for net proceeds to the Company of approximately $465,000. During the fiscal year ended September 30, 1994, 19,462 Class B Warrants to purchase 38,924 shares of common stock were exercised for net proceeds to the Company of approximately $2,080,000. The Class B Warrants are callable by the Company if the average closing price of the Company's common stock equals or exceeds $75.00 for twenty consecutive days prior to the five days before calling.

      In January 1992, the Company issued warrants to purchase 4,000 shares of common stock, exercisable over a period of five years at $85.00 per share, to a landlord in return for certain rent abatements. In connection with a subsequent settlement with that landlord, the exercise price of the warrants was decreased to $6.875 per share.

      In June 1992, the Company issued warrants to purchase 2,000 shares of common stock, exercisable over a period of five years at $75.00 per share, to the former Chairman of the Board and Chief Executive Officer of the Company.

      In July 19, 1993, the Company issued warrants to two consultants to purchase a total of 60,000 shares of common stock, exercisable over a period of five years at $31.25 per share. In connection therewith $120,000 was charged to operations. The warrants were cancelled and 40,000 warrants were issued at an exercise price of $8.00 per share with the other terms unchanged.

      In October, 1993, the Company issued warrants to purchase 10,000 shares of common stock exercisable over a period of five years at $13.75 per share. These warrants were issued to the Company's internal general counsel (5,000) and a litigation attorney (5,000). On February 1994 the 5,000 warrants issued to the litigation counsel were cancelled. In December 1995, the 5,000 warrants given to the Company's general counsel were modified to change the exercise price to $5.00 per share.

      At September 30, 1996, the Company has reserved 580,862 shares of common stock for issuance upon exercise of outstanding options and warrants.

      EMPLOYEE STOCK PURCHASE PLAN - On June, 1994, the Board of Directors of the Company approved a plan whereby employees of the Company could purchase shares at $3.97 per share, payable over a two year period. The employees purchased 40,000 shares and such shares contained a one year restriction on sale.

      CONVERSION OF DEBT TO EQUITY- In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company's common stock valued at $2.50 a share (post-split).

      SALE OF COMMON STOCK - On December 28, 1993, the Company completed the sale of 157,100 shares of common stock, pursuant to Regulation S resulting in net proceeds to the Company of $979,000. On May 3, 1996, the Company completed a selling agreement with Societe Financiere du Seujet, LTD., a foreign investment banking concern, pursuant to Regulation S in which the Company sold 500,000 shares of common stock for $2,000,000.


      During fiscal 1996, the Company issued 160,000 shares of common stock to a consultant. The shares of common stock were valued at $470,000 and were issued in exchange for consulting services relating to financial matters, and evaluating and structuring business acquisitions to be performed through 1999. Also during fiscal 1996, the Company issued 259,000 shares of common stock, valued

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

      at an aggregate $642,000, to professional advisors and consultants for services rendered during the year.

10.   SIGNIFICANT CUSTOMERS AND RELATED PARTIES

      One of the medical professional corporations that was under contract prior to the sale to the Company on January 1, 1996 with CSI was controlled by the Chairman of the Board and one was controlled prior to its sale to the Company on September 30, 1996 by another individual who was a founder of CSI, both of whom are physicians. Revenues derived by CSI directly from those professional corporations amounted to $2,717,000, $4,379,000, and $3,342,000 or 37%, 47%, and 43% of operating revenues from continuing operations for the years ended September 30, 1996, 1995 and 1994 respectively. At September 30, 1996 and 1995, the Company has accounts receivable from such entities for services rendered amounting to $0and $832,000 and outstanding cash advances receivable amounting to $0 and $1,287,000, respectively, net of an allowance of $0and $765,000 at September 30, 1996 and 1995.

      The CSI Foundation, Inc. is controlled by the Chairman of the Board and two other stockholders and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. During Fiscal years 1996, 1995, and 1994, the Company recorded expenses of $192,000, $59,000 and $95,0000, respectively to the Foundation and was reimbursed by the stockholders the sums of $124,000, $136,000 and $0, respectively. All such contributions to the Foundation were for ordinary charitable purposes.

11.   CASH FLOWS

      Supplemental disclosures of cash flow information:

                                                    Year Ended September 30,
                                                  1996       1995        1994
                                                --------   ---------   --------
      Cash paid during the year for:
      Interest (no amounts were capitalized)    $249,000   $ 338,000   $200,000

      Supplemental schedule of noncash investing and financing activities:

      1994
      ----

      The Company issued 1,040,000 shares of stock in lieu of the $937,000 owed from the first year's earnout and agreed to issue stock valued at $970,000 in connection with the third year's earnout. In addition, the Company issued a $3,193,000 convertible note in connection with the settlement agreement with the CSI shareholders. The Company issued 87,000 shares of stock in connection with the payment of 50,000 in legal services.

      In April 1994, the Company purchased equipment by entering into a capital lease in the amount of $196,000.

      1996
      ----

      During fiscal 1996, the Company issued 160,000 shares of common stock to a consultant. The shares of common stock were valued at $470,000 and were issued in exchange for consulting services relating to financial matters, and evaluating and structuring business acquisitions to be performed through 1999. Also during fiscal 1996, the Company issued 259,000 shares of common stock, valued at an aggregate $642,000, to professional advisors and consultants for services rendered during the year.

      During 1996, the Company acquired three medical practices for which $3,603,000 of the purchase price consisted of amounts previously advanced to or otherwise due from the medical practices, $1,083,000 consisted of equity securities and $355,000 consisted of a note payable. In connection with the transactions, the Company recorded accounts receivable, covenants not to compete and costs in excess of net assets acquired of $1,250,000, $550,000 and $3,313,000, respectively.

      In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 shares of the Company's common stock valued at $2.50 a share.

                   Health Professionals, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ============================================

     12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist principally of cash accounts receivables, prepaid expenses and current payables and long-term debt. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

     13. SUBSEQUENT EVENTS

     On October 28, 1996, The Company purchased a medical practice located in Los Angeles, California for $259,000. The acquisition price for the practice was paid with 168,000 shares of The Company's HPI common stock (valued at estimated fair value) and will be supplemented by an earn-out. The earn-out will also be paid in Company shares and will be calculated at 75% of collected revenues derived from specified services provided to new patients during the one year period commencing after the effective date of the practice operations transfer. The earn-out stock will be valued at 70% of the average market closing price calculated during the 20 trading days preceding the close of the earn-out period.

     During October and November, The Company received proceeds of $750,000 in convertible loans in a Regulation S transaction. The loans bear interest at 5% per annum and will become due in October and November of 2001. The loans are convertible into common stock at a 30% discount from the lower of the closing trading price on the American Stock Exchange at the time the loans were made or at the time of conversion. Proceeds of the loans have been used in connection with the Company's new Los Angeles operations and for general working capital.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                   -------------------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

      Column A                                 Column B                Column C                   Column D         Column E
      --------                                ----------     --------------------------         -----------       ----------
                                                                       Additions
                                                             --------------------------
                                                                (1)               (2)
                                              Balance at     Charged to        Charged                               Balance
                                              beginning      costs and         to other                               at end
  Description                                 of period       expenses         accounts          Deduction         of period
  -----------                                 ---------      ----------       ----------        -----------       -----------
Year ended September 30, 1996:
   Allowance for doubtful
      accounts                               $ 1,702,000     $ (765,000)    $ 1,044,000(A)                 -       $ 1,981,000
   Accumulated amortization of costs
      in excess of net assets of
      business acquired                      $   587,000     $  178,000               -                    -       $   765,000
   Accumulated amortization of
      covenants not to compete               $         -     $  131,000     $         -        $           -       $   131,000


Year ended September 30, 1995:
   Allowance for doubtful
      accounts                               $ 1,382,000     $  320,000     $         -        $           -       $ 1,702,000
   Accumulated amortization of costs
      in excess of net assets of
      business acquired                      $   438,000     $  149,000     $         -        $           -       $   587,000


Year ended September 30, 1994:
   Allowance for doubtful
    accounts                                 $ 1,152,000     $  288,000     $         -        $    58,000(B)      $ 1,382,000
   Accumulated amortization of costs
      in excess of net assets of
      businesses acquired                    $   189,000     $  249,000     $         -        $         -         $   438,000
   Accumulated amortization of costs
      in excess of net assets of
      businesses acquired                    $ 1,624,000     $  151,000     $         -        $ 1,586,000(C)      $   189,000


      (A) Allowances acquired upon purchases of medical practices.

      (B) Write-off of uncollectible receivables, net of recoveries.

      (C) Sale of staffing and medical examination divisions.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number    Exhibit Description                      Sequential Page Number
------    -------------------                      ----------------------

3(a)   Certificate of Incorporation (5)

     3(b)   By-Laws (5)

     3(c)   Amendment to the Certificate of Incorporation

     4(a) Form of Warrant Agreement between the Warrant Agent and the Company (including form of Class B Warrants) (1)

     4(b)   Form of Unit Purchase Option (1)

    10(a) Settlement Agreement, dated July 16, 1990, between Edward J. Kuriansky as claiming authority and on behalf of the State of New York, and the Company (2)

    10(b) Form of Modified Settlement, dated January 12, 1994, by and among Edward J. Kuriansky as claiming authority and Deputy Attorney General for Medicaid Fraud Control, Professional Care, Inc., the Company, Martin and Harriet Weissman, Israel Cohen and Arthur I. Goldberg as executor of the Estate of Arlene Cohen (9)

    10(c) Lease Agreement dated December 21, 1984 between 125 Eas Bethpage Associates and the Company, as amended (3)(4)(6)

    10(d)   1982 Stock Option Plan (6)

    10(e)   1991 Stock Option Plan (7)

    10(g) Agreement and Plan of Merger, dated December 23, 1991, by and among Center for Special Immunology, Inc., CSI Development Corp., William
            M. Reiter, M.D., Paul Cimoch, M.D., Marvin Reiter and the Company (the "CSI Merger Agreement")(6)

    10(h) Employment Agreement dated September 18, 1992 between Susanne Loarie and the Company (7)

    10(i) Services Agreement dated December 23, 1991 between AGA, Inc. and Center for Special Immunology, Inc. (7)

    10(j) Severance Agreement dated May 14, 1992 between Martin Weissman and the Company; Promissory Note by Martin Weissman to the Company dated June 26, 1992; Agency Agreement dated June 26, 1992 (7)

    10(k) Settlement Agreement dated January 11, 1994 by and among the Company, Martin Weissman and Breslow & Walker (10)

    10(l) Lease Agreement dated November 20, 1992 between I-SBC Limited Partnership and the Company (7)

    10(m) Asset Purchase Agreement dated April 15, 1993 by and among Premier Service, Inc. and Health Professionals East, Inc., Health Professionals West, Inc., Hematech, Inc., Insurance Medical Reporter, Inc., and Professional Care, Inc. and related documents and agreements (10)

    10(n) Employment Agreement dated October 26, 1993 between Bradford J. Beilly and the Company (9)

    10(o) Consulting Agreement dated July 19, 1993 between J.D. Ross Interna-tional and the Company and related Warrant (9)

    10(p) Attorney's Retention Agreement dated July 19, 1993 between Richard Morganstern, a Professional Corporation, and the Company and related Warrant (9)
                                       40

    10(q)   Form of  identical  Factoring  Agreements  between  each of  Paul J.
            Cimoch, M.D., P.C., William M. Reiter, M.D., P.A., and Daniel S. Berger, M.D., Ltd., respectively, subsidiaries of CSI, and Capital Factors (9)

    10(r)   Modification and Supplement to Premier Asset Purchase Agreement (9)

    10(s)   Second Modification to CSI Merger Agreement (10)

    10(t) Employment Agreement dated November 1, 1995, between W. Douglas Kahn and the Company

    10(u) Amended Employment Agreement dated September 19, 1995, between Susanne Loarie and the Company

    10(v) Loan and Securities Purchase Agreement dated December 28, 1995 between SunDance Venture Partners, L.P. and the Company

    10(w)   Fort Lauderdale purchase

    10(x)   Chicago purchase

    10(y)   Irvine purchase

    10(z)   Los Angeles purchase

      22    Subsidiaries

      24    Independent Certified Public Accountants' Consent

      27    Financial Data Schedule (Electronic filing only)

_________________

(1) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Registration Statement on Form S-1, File No. 33-37204.

(2) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 8-K, which date of report is July 6, 1990.

(3) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 10-K for the fiscal year ended September 30, 1990.

(4) Incorporated by reference from Professional Care, Inc.'s (predecessor to Registrant) Form 8-K, which date of report is November 29, 1984.

(5) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 33-42675.

(6) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1991.

(7) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1992.

(8)  Incorporated by reference from Registrant's Form 8-K, dated June 21, 1993.

(9) Incorporated by reference from Registrant's Form 10-K, for the fiscal year ended September 30, 1994.

(10) Incorporated by reference from Registrant's Form 10-Q for the quarter ended December 31, 1994.

(b)  Reports on Form 8-K

     None.