Form 10-Q
period 1996-12-31
HEALTH PROFESSIONALS INC /DE
filed 1997-02-19
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

    [X] Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 For the Period Ended December 31, 1996
                                      or          -----------------
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____ to _____

                         Commission File Number  1-10966
                                                ---------
                           HEALTH PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                    11-3076108
              --------                                    ----------
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
                                         ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at January 31, 1997
----------------------------                     -------------------------------
Common Stock, $.02 par value                              4,722,000

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                      Page No.
                                                                      --------
PART I - Financial Information


       Condensed Consolidated Balance Sheets,
       December 31, 1996 and September 30, 1996                         3 - 4

       Condensed Consolidated Statements of Operations,
      Three Months Ended December 31, 1996 and 1995                         5

      Condensed Consolidated Statements of Cash Flows,
      Three Months Ended December 31, 1996 and 1995                         6

       Notes to Condensed Consolidated Financial Statements             7 - 8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             9 - 14

PART II - Other Information                                                15

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




Assets                                          December 31,    September 30,
------                                          ------------    -------------
                                                     1996            1996
                                                     ----            ----


Current assets:
  Cash                                          $   48,000       $    49,000
  Accounts receivable, net                       3,575,000         3,425,000
  Inventory                                        108,000           108,000
  Prepaid consulting fees,
   current portion                                 115,000           115,000
  Prepaid expenses and other                        28,000            46,000
                                                ----------        ----------

      Total current assets                       3,874,000         3,743,000


Equipment, furniture & fixtures
  and leasehold improvements, net                1,257,000          1,338,00
Prepaid consulting fees, less
  current portion                                  117,000           145,000
Covenants not to compete, net                      373,000           419,000
Costs in excess of net assets
   of businesses acquired, net                   6,234,000         6,134,000
Other assets                                       457,000           463,000
                                               -----------       -----------

      Total                                    $12,312,000       $12,242,000
                                               ===========       ===========












            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                               December 31,    September 30,
Liabilities and Stockholders'                        1996             1996
-----------------------------                        ----             ----
Equity
------

Current liabilities:
  Accounts payable and accrued
    expenses                                   $ 3,877,000       $ 3,725,000
  Accrued salaries and payroll taxes               317,000           117,000
  Factoring line of credit                       1,002,000         1,100,000
  Current portion of long term debt                377,000           474,000
                                               -----------       -----------

    Total current liabilities                    5,573,000         5,416,000
                                               -----------       -----------

Long term debt, less current portion             2,109,000         1,519,000
                                               -----------       -----------



Stockholders' equity:
Serial preferred stock, $1 par value;
  Authorized  100,000  shares;  issued - none
Common  Stock - $.02  par  value; authorized
  25,000,000 shares; issued and
  outstanding 4,722,000 and
  4,554,000 respectively                            94,000            91,000
Additional paid-in capital                      43,535,000        43,280,000
  Less:  40,000 shares of
   Treasury Stock at cost                          (42,000)          (42,000)
Deficit                                        (38,957,000)      (38,022,000)
                                               ------------      ------------

Total stockholders' equity                       4,630,000         5,307,000
                                               -----------       -----------

      Total                                    $12,312,000       $12,242,000
                                               ===========       ===========





            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                          December 31,
                                                       ------------------
                                                     1996             1995
                                                     ----             ----

Operating revenue                               $1,920,000       $   976,000
Operating revenue - related parties                      -           974,000
Interest and other income                            9,000            17,000
                                                 ---------       -----------
                                                 1,929,000         1,967,000
Costs and expenses:
  Direct service expense                         1,019,000           943,000
  Selling, general and
    administrative expense                       1,578,000         1,210,000
  Interest                                          91,000           155,000
  Research and development                         148,000            86,000
  Provision (recovery) for loss
    and other professional
    association revenues                            29,000          (459,000)
                                               -----------       ------------

                                                 2,865,000         1,935,000
  Net Income (Loss)                            $  (936,000)      $    32,000
                                               ============      ===========

Net earnings(loss) per share                   $      (.20)      $      .01
                                               ============      ==========

Weighted average number of
 common and common equivalent
 shares outstanding                              4,666,000         2,189,000
                                               ===========       ===========












            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Three Months Ended December
                                                 ---------------------------
                                                     1996              1995
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                              $(936,000)         $ 32,000
Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                    286,000           144,000
Provision (recovery) for bad debts                (272,000)         (386,000)
  Lease obligations                                (28,000)           12,000

Change in assets and liabilities:
  (Increase) decrease in accounts
    receivable                                     122,000          (156,000)
  (Increase) in inventory                                -                 -
  (Increase) decrease in prepaid expenses
     and other                                      46,000          (108,000)
  (Increase) decrease in other assets                6,000           (47,000)
Increase in accounts payable
  and accrued expenses                             152,000           286,000
Increase (decrease) in accrued salaries
  and payroll taxes                                200,000           (53,000)
                                                 ---------         ----------
NET CASH USED IN OPERATING ACTIVITIES             (424,000)         (276,000)
                                                 ----------        ----------

INVESTING ACTIVITIES:
  Capital expenditures, net                              -           (43,000)
  Collection of Notes Receivable                         -           101,000
                                                 ---------         ---------
NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                            -            58,000
                                                 ---------         ---------
FINANCING ACTIVITIES:
  Repayments of long term debt and
    current maturities, net                        (94,000)          258,000
Proceeds from long-term borrowing                  615,000                 -
Cash Received from (paid to)
       Factor, net                                 (98,000)          106,000
                                                 ----------        ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              423,000           364,000

NET INCREASE (DECREASE) IN CASH                     (1,000)          146,000

CASH AT BEGINNING OF PERIOD                         49,000            20,000
                                                 ---------         ---------

CASH AT END OF PERIOD                               48,000         $ 166,000
                                                 =========         =========

            See notes to condensed consolidated financial statements

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.  General
    -------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 . These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

2.   Litigation and other Contingencies
     ----------------------------------

      In 1993, the SEC advised the Company that it had commenced a formal investigation of potential securities law violations in connection with certain trading activity in the Company's securities and has requested certain information from the Company and certain of its officers in connection with that investigation. The Company and its officers have complied with these requests. In September 1996, the SEC settled its administrative proceedings with HPI's former Chairman (who left the Company effective August, 1992) and others who were alleged to have unlawfully traded in HPI's common stock. Neither the Company itself, nor any of its current officers or directors were implicated in the SEC investigation.

3.    Subsequent Events
      -----------------

      The Company has undertaken a major restructuring of its executive personnel responsibilities and a consolidation of certain of its executive and other personnel functions as certain of its development projects have been completed and the timing of other projects has been delayed. The Company's Vice President for Business Development has resigned from that position, but will remain a consultant to the Company for physician network development. The Company's interim Chief Financial Officer has resigned and has accepted a position with a not-for-profit organization. The Company's Deputy Director of Research has relinquished that position, but will remain affiliated with the Company as Chairman of the Scientific Advisory Board for the CSI Foundation for Research and is currently being fully funded by a grant from the Department of the Navy. These management and operational functions will be fulfilled by personnel currently employed by the Company. Certain non-management staff functions have also been consolidated. Salary and benefit savings from these changes will commence in the second quarter and be fully recognized in the third quarter of fiscal 1997. For the fiscal year ending September 30, 1997, the Company expects a net reduction of salaries and related expenses, after certain salary increases, of approximately $383,000 with annualized savings of approximately $532,000.

      CSI has signed research agreements with two major pharmaceutical companies to participate in four multi-site clinical trials. CSI Clinical Trials, Inc. will be the operating unit responsible for conducting this pharmaceutical research within the CSI network. These trials mark the first time that in addition to its core Company-owned sites, CSI will be including affiliated physician sites in a major research effort.

      Two Phase II multi-site trials will seek to evaluate the safety and effectiveness of a new anti-viral drug in reducing the severity and duration of herpes genitalis and herpes labialis in a non-HIV infected population. Ten CSI sites will participate in these trials and will seek to enroll at least 3000 individuals. With full enrollment, these studies will generate in excess of $6,570,000 in research revenue.

      Two Phase II multi-site HIV drug trials will investigate the safety of a new anti-retroviral drug in combination with AZT, 3TC and Indinavir. Six CSI sites will participate in these trials and may enroll at least 40 participants in each study. With full accrual, these studies are expected to generate in excess of $1,990,000 in research revenue.

      Although historically the Company has usually achieved full enrollment into its clinical trials, it can give no assurances that full enrollment into these trials will be achieved.

      All four trials will be initiated during the Company's current quarter, with a 9-12 month expected trial duration. The Company anticipates that most of the resulting revenue will be earned during the third and fourth quarters of fiscal 1997 and that incremental expenses associated with these trials will range between 30%-40% of revenue.

      In addition to the major new trials, in the current quarter the Company has achieved certain milestones in its ongoing trials that have triggered research income of approximately $95,000. The Company expects to reach additional milestones in its ongoing trials in the current quarter which will trigger additional reserach income of approximately $80,000. The Company can give no assurances that these additional milestones will be achieved within the second quarter.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

BACKGROUND AND BUSINESS PLAN DEVELOPMENT

      CSI currently owns and operates six medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, Los Angeles, San Diego) and Illinois (Chicago). The Company had Independent Practice Affiliation (IPA) agreements with physician's professional corporations to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami. On April 1, 1996, the Company purchased the medical practice in Chicago. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations in Irvine and on October 28, 1996 the Company purcahsed medical practice operations in Los Angeles, which had not previously been affiliated with the Company. The San Diego medical practice continues to utilize the Company's San Diego facility under an IPA agreement.

      Management believes that owning the Company's affiliated medical practices or medical practice operations, where permitted by law, will increase its ability to deliver comprehensive integrated medical and clinical trials services, will result in more cost-efficient management of the practices and will allow better utilization of its standards-of care algorithms to improve health care outcomes.

      The transition to ownership of the practices has unexpectedly but temporarily impaired practice operations in Ft. Lauderdale and Miami, with a materially significant negative impact on revenues derived from those facilities during the later half of fiscal 1996 and the first quarter of fiscal 1997. Management has been working to restore these revenues and expects that its marketing efforts will result in an improvement of the practice operations during the second and third quarters of fiscal 1997.

  In addition, the Fort Lauderdale and Miami sites will benefit from their selection to participate in five large clinical trials, the Immune Response Corporation's HIV-1 Immunogen trial, Bristol- Myers Squibb's two lobucovair trials and Dupont Merck's two DMP-266 trial. Patient recruitment to these trials is expected to occur during the second and third quarters of fiscal 1997 and full enrollment will have a material effect on revenues for those quarters. Although the Company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will be achieved.

      On October 28, 1996, the Company purchased medical practice operations located in Los Angeles, California. The acquisition price for the practice was paid with 168,000 shares of the Company's HPI common stock and will be supplemented by an earn-out. The earn-out will also be paid in Company shares and will be calculated at 75% of collected revenues derived from specified services provided to new patients during the one year period commencing after the effective date of the practice operations transfer. The earn-out stock will be valued at 70% of the average market closing price calculated during the 20 trading days preceding the close of the earn-out period.

      In addition, physician practices located in Florida, California, Kansas, Virginia, Texas, Pennsylvania, Maine, Washington, DC and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

      The Company's principal business objective is to extend the full capabilities of its Information Technologies system (ITS) to all its currently affiliated sites and to expand the number of owned and affiliated sites. Management believes that this will increase its revenue base to meet its central operating and development expenses and will then generate substantial operating profits. The extension of the ITS to all affiliated sites will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each. The expansion of owned and affiliated sites will create further market outlets for the Company's services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials. The new Los Angeles site and the new clinical trials scheduled to commence during the second quarter of fiscal 1997 represent the accomplishment in part of this objective.

RESULTS OF OPERATIONS
---------------------

      The Company's total facilities revenues are derived from provision of physician medical services (where allowed by law) practice management services, diagnostic laboratory services and other ancillary medical services to the patients of medical practices owned by CSI and to the medical practices affiliated with CSI.
                                                       Three Months Ended
                                                       ------------------
                                                          December 31,
                                                          ------------
                                                    1996              1995
                                                    ----              ----
Total Facilities revenues                       $1,740,000        $1,419,000
Home health                                        101,000           321,000
Clinical trials and other                           79,000           210,000


                                                $1,920,000        $1,950,000
                                                ==========        ==========

      Total facilities revenues increased by $321,000 for the three months ended December 31, 1996, as compared to the same period in 1995. The increase was primarily due to an increase in lab and infusion revenue, offset by a decrease in revenues from the Company's impaired Ft. Lauderdale and Miami sites. The decrease in Home Health revenue of $220,000 for the three months ended December 31, 1996, is primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting and a shifting of service locations to the physician's office. The decrease in clinical trials and other revenue of $131,000 for the three months ended December 31, 1996 is due to the conclusion of certain contracts prior to the initiation of new contracts subsequently put into place.

      Interest and other income decreased by $8,000 for the three months December 31, 1996 as compared to the three months ended December 31, 1995. The decrease is due to a decrease in the note receivable from the sale of the discontinued operations.

      Direct service expense as a percentage of operating revenues was 53 % for the three months ended December 31, 1996, as compared to 48% for the three months ended December 31, 1995. This increase for the three months ending December 31, 1996 is primarily due to the purchase of physician practices which increased the Company's salary cost.

      Selling, general and administrative expenses increased by $368,000(30.4%) to $1,578,000 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The increase relates primarily to an increase in depreciation and amortization and other expenses related to the purchases of the various clinics in fiscal year 1996 and the purchase of the Los Angeles clinic in November of 1996.

       For the three months ending December 31, 1995, the Company decreased PA Physician Association reserves by $459,000 due to an increase in collateralization of the receivables provided by the Chairman of the Company and by one of the former CSI shareholders who is now a director of the Company for advances and other professional association reserves owed by them to the
Company. The reserve balance had been established in part for advances of start-up expenses to develop four of the Company's affiliated medical practices and for other receivables due to the Company. This compares to an increase in the reserve balance at December 31, 1996 of $29,000 to reflect the uncollaterized portion of receivables due from the professional corporations in California. The reserve balance is reviewed by the Company on a quarterly basis. Any increases or decreases to such balances by the Company could materially impact reporting results.

      Interest and factoring fees decreased by $64,000 for the three months ended December 31, 1996, as compared to the three months ended December 31,

1995. The decrease was primarily related to the to the termination on February 21, 1996 of the obligation due the former CSI shareholders, due to the conversion of the obligation due the former CSI shareholders to stock and to a decrease in factoring expenses, as a result of amending the factoring agreement, reducing the factoring fees. This decrease was partially offset by the increase in interest expenses related to the receipt in October and November of $750,000 in convertible loans.

      The Company incurred research and development expenses of 148,000 for the three months ended December 31, 1996, compared to $86,000 for the three months ending December 31, 1995.

      The Company sustained a loss from continuing operations of $936,000 for the three months ended December 31, 1996, as compared to a gain of $32,000 for the three months ended December 31, 1995, despite similar revenues for the period. The difference in results between the periods was primarily due to the increase in depreciation and amortization expenses resulting from network expansion through medical practice and operations purchases which have occurred, prior to developing increased revenues from the expansion, and from the one time decrease in reserves during the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of December 31, 1996, the Company had stockholders' equity of $4,630,000 and a working capital deficit of $1,699,000 as compared to stockholders' equity of $1,062,000 and working capital of $777,000 at December 31, 1995.

      The Company used cash in its operating activities of approximately $424,000 and $276,000 for the three months ended December 31, 1996 and December 31, 1995. In fiscal year 1996, the cash use was primarily as a result of the net loss. This was offset by a decrease in accounts receivable, due to increased collections, an increase in accounts payable and accrued expenses and an increase in accrued salaries and payroll taxes due to the timing of normal biweekly payroll cycle. Financing activities provided cash from the proceeds of convertible loans in a series of convertible debentures discussed below. This was offset by the repayment of debt and the repayment to the factor. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1997.

      CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables of which approximately $23,000 was available for borrowing at December 31, 1996 and $983,000 had been drawn at December 31, 1996. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year.
Funds are advances by the factor at 2% over prime. Management believes that available cash, including available borrowings from the factoring agreement will be sufficient to satisfy the Company's working capital requirements for fiscal 1997.

      The Company is continuing its efforts to expand its network of company-owned facilities and is acquiring established physician practices despite its deficit in working capital. Certain start-up and acquisition costs increase the Company deficit in working capital, which deficits should ultimately be offset by increased clinical services revenues and revenues from clinical research trial contracts that the Company has recently received. The research studies include the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's two Lobucovair trials and Dupont Merck's two DMP-266.

      The Company has restructured and consolidated its personnel responsibilities over the last several months to reduce to salary and other related expenses and to improve the efficiency of its operations. At the present rate for the year ending September 30, 1997, the Company would experience a net reduction in salaries and other related expenses of approximately $383,000 with an annualized savings of approximately $532,000. In addition, some of the officers and other key personnel had agreed to defer a portion of their salaries prior to December 31, 1996. These accrued deferrals amounted to approximately $80,000.

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

      Despite the Company's cost cutting programs and its efforts to seek additional sources of available capital in the financial market, through joint ventures and from clinical research activities, the Company continues to suffer a severe financial crisis. In order to continue as a going concern in 1997, the Company must generate cash flow from operations, continue its arrangement with the Company's factor (in connection therewith the Company's Chairman has provided the Factor with his personal guarantee), produce additional revenues from its previously established and new medical facilities, its new clinical trials or raise additional cash from the sale of stock or debt. No assurances can be made that the Company can obtain additional sources of capital or that operations can produce positive cash flow in the immediate term. The Company is continually evaluating all options available to it, including but not limited to continued staff reductions, working with vendors to obtain extended credit terms, curtailment of certain operations, increasing revenues at existing facilities and protection under creditor's rights laws.

      Impact of Inflation
      -------------------

      The cost of the Company's operations are not significantly affected by inflation. The Company believes that the shift from commercial insurance to managed care contracts will have the impact of increasing direct costs in relation to revenues as certain of the rates charged for the Company's services are expected to decline.

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   HEALTH PROFESSIONALS, INC.
                                   ---------------------------
                                           Registrant




February 19, 1997                   /s/ William M. Reiter
                                   ---------------------------
                                   William M. Reiter, M.D.
                                   President and Chief
                                   Executive officer




February 19, 1997                   /s/ W. Douglas Kahn
                                   ---------------------------
                                   W. Douglas Kahn
                                   Chief Financial Officer