Form 10-Q
period 1997-03-31
HEALTH PROFESSIONALS INC /DE
filed 1997-05-19
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended March 31, 1997

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

                                  954-766-2552
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X , No    .
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 30, 1997
-----------------------------------        -------------------------------------
Common Stock, $.02 par value                               4,722,000

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                      Page No.
                                                                      --------
PART I - Financial Information


       Condensed Consolidated Balance Sheets,
       March 31, 1997 and September 30, 1996                           3 - 4

       Condensed Consolidated Statements of Operations,
      Three and Six Months Ended March 31, 1997 and 1996                 5

      Condensed Consolidated Statements of Cash Flows,
      Six Months Ended March 31, 1997 and 1996                           6

       Notes to Condensed Consolidated Financial Statements              7

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             8 - 12

PART II - Other Information                                             13

                  HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




Assets                                            March 31,    September 30,
------                                            ---------    -------------
                                                    1997            1996
                                                    ----            ----


Current assets:
  Cash                                          $   39,000       $    49,000
  Accounts receivable, net                       4,143,000         3,425,000
  Inventory                                         87,000           108,000
  Prepaid consulting fees,
   current portion                                 115,000           115,000
  Prepaid expenses and other                        38,000            46,000
                                                ----------        ----------

      Total current assets                       4,422,000         3,743,000


Equipment, furniture & fixtures
  and leasehold improvements, net                1,148,000          1,338,00
Prepaid consulting fees, less
  current portion                                   91,000           145,000
Covenants not to compete, net                      302,000           419,000
Costs in excess of net assets
   of businesses acquired, net                   6,156,000         6,134,000
Other assets                                       450,000           463,000
                                               -----------       -----------

      Total                                    $12,569,000       $12,242,000
                                               ===========       ===========












            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 March 31,     September 30,
Liabilities and Stockholders'                      1997             1996
-----------------------------                      ----             ----
Equity
------

Current liabilities:
  Accounts payable and accrued
    expenses                                   $ 4,037,000       $ 3,725,000
  Accrued salaries and payroll taxes               183,000           117,000
  Factoring line of credit                       1,362,000         1,100,000
  Current portion of long term debt                482,000           474,000
                                               -----------       -----------

    Total current liabilities                    6,064,000         5,416,000
                                               -----------       -----------

Long term debt, less current portion             2,079,000         1,519,000
                                               -----------       -----------



Stockholders' equity:
Serial preferred stock, $1 par value;
  Authorized  100,000  shares;  issued - none
Common  Stock - $.02  par  value; authorized
  25,000,000 shares; issued and
  outstanding 4,722,000 and
  4,554,000 respectively                            94,000            91,000
Additional paid-in capital                      43,537,000        43,280,000
  Less:  40,000 shares of
   Treasury Stock at cost                          (42,000)          (42,000)
Deficit                                        (39,163,000)      (38,022,000)
                                               ------------      ------------

Total stockholders' equity                       4,426,000         5,307,000
                                               -----------       -----------

      Total                                    $12,569,000       $12,242,000
                                               ===========       ===========



            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended             Six Months Ended
                                               March 31                       March 31
                                          ------------------            ------------------
                                          1997            1996          1997          1996
                                          ----            ----          ----           ----
Operating revenue                     $ 2,331,000    $ 1,170,000    $ 4,251,000    $ 2,146,000
Operating revenue - related parties          --          611,000           --        1,585,000
Conversion and Sale of Securities            --          166,000           --          166,000
Interest and other income                    --           12,000          9,000         29,000
                                      -----------    -----------    -----------    -----------
                                        2,331,000      1,959,000      4,260,000      3,926,000
                                      -----------    -----------    -----------    -----------
Costs and expenses:
  Direct service expense                  948,000        858,000      1,967,000      1,801,000
  Selling, general and
    administrative expense              1,296,000      1,449,000      2,874,000      2,659,000
  Interest                                111,000        135,000        202,000        290,000
  Research and development                115,000         36,000        263,000        122,000

  Provision (recovery) for loss
    and other professional
    association revenues                   67,000       (436,000)        96,000       (895,000)
                                      -----------    -----------    -----------    -----------
                                      $ 2,537,000    $ 2,042,000    $ 5,402,000    $ 3,977,000
                                      -----------    -----------    -----------    -----------
  Net Income (Loss)                   $  (206,000)   $   (83,000)   $(1,142,000)   $   (51,000)
                                      ===========    ===========    ===========    ===========

Net earnings(loss) per share          $      (.04)   $       .00    $     (0.24)   $     (0.00)
                                      ===========    ===========    ===========    ===========
Weighted average number of
 common and common equivalent
 shares outstanding                     4,666,000      2,189,000      4,666,000      2,189,000
                                      ===========    ===========    ===========    ===========


            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Six Months Ended March
                                                       ----------------------
                                                        1997             1996
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $(1,142,000)     $    51,000
Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                        549,000          172,000
Provision (recovery) for bad debts                    (424,000)        (935,000)
Conversion of Debt to Equity                         3,000,000             --
Purchase 0f Chairman's Physician Assoc              (1,242,000)            --
Lease obligations                                      (28,000)          25,000
Change in assets and liabilities:
  (Increase) decrease in accounts
    receivable                                        (294,000)       1,079,000)
  (Increase) in inventory                               21,000           (3,000)
  (Increase) decrease in prepaid expenses
     and other                                          63,000         (132,000)
  (Increase) decrease in other assets                   13,000           28,000
Increase in accounts payable
  and accrued expenses                                 312,000          644,000
Increase (decrease) in accrued salaries
  and payroll taxes                                     66,000         (106,000)
                                                   -----------      -----------
NET CASH PROVIDED BY(USED IN)
          OPERATING ACTIVITIES                        (864,000)       2,521,000

INVESTING ACTIVITIES:
  Capital expenditures, net                               --             12,000
  Collection of Notes Receivable                          --            176,000
                                                   -----------      -----------
NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                             --            188,000
                                                   -----------      -----------
FINANCING ACTIVITIES:
  Repayments of long term debt and
    current maturities, net                            (38,000)      (3,511,000
Proceeds from long-term borrowing                      630,000          659,000
Cash Received from (paid to)
            Factor, net                                262,000          200,000
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  854,000       (2,652,000)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                        (10,000)          57,000

CASH AT BEGINNING OF PERIOD                             49,000           20,000
                                                   -----------      -----------
CASH AT END OF PERIOD                                   39,000      $    77,000
                                                   ===========      ===========


            See notes to condensed consolidated financial statements

                  HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

1.  General
    -------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 . These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

BACKGROUND AND BUSINESS PLAN DEVELOPMENT

      CSI currently operates six medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, Los Angeles, San Diego) and Illinois (Chicago). The Company had Independent Practice Affiliation
(IPA) agreements with physician's professional corporations to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami. On April 1, 1996, the Company purchased the medical practice in Chicago. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations in Irvine and on October 28, 1996 the Company purchased medical practice operations in Los Angeles, which had not previously been affiliated with the Company. The San Diego medical practice continues it's affiliation with the Company under an IPA agreement.

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

      The transition to ownership of the practices has unexpectedly but temporarily impaired practice operations in Ft. Lauderdale and Miami, with a materially significant negative impact on revenues derived from those facilities during the later half of fiscal 1996 and the first quarter of fiscal 1997. Management has been working to restore these revenues and expects that its marketing efforts will result in continuing improvement in the practice operations.

      In addition, the Fort Lauderdale and Miami sites will benefit from their selection to participate in five large clinical trials, the Immune Response Corporation's HIV-1 Immunogen trial, Bristol- Myers Squibb's two lobucovair trials and Dupont Merck's DMP-266 trial. Patient recruitment to these trials is expected to occur during the second and third quarters of fiscal 1997 and full enrollment will have a material effect on revenues for those quarters. Although the Company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will be achieved.


      In addition, physician practices located in Florida, California, Kansas, Virginia, Texas, Pennsylvania, Maine, Washington, DC and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

      The Company's principal business objective is to extend the full capabilities of its Information Technologies system (ITS) to all its currently affiliated sites and to expand the number of owned and affiliated sites. Management believes that this will increase its revenue base to meet its central operating and development expenses and will then generate substantial operating profits. The extension of the ITS to all affiliated sites will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each. The expansion of owned and affiliated sites will create further market outlets for the Company's services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials. The new Los Angeles site and the new clinical trials which commenced during this quarter of fiscal 1997 represent the accomplishment in part of this objective.





RESULTS OF OPERATIONS
---------------------

      The Company's total facilities revenues are derived from provision of physician medical services (where allowed by law) practice management services, diagnostic laboratory services and other ancillary medical services to the patients of medical practices owned by CSI and to the medical practices affiliated with CSI.

                           Three Months Three Months   Six Months     Six Months
                              Ended         Ended        Ended          Ended
                            Mar 31, 97  March 31, 96   Mar 31, 97     Mar 31, 96


Total Facilities Revenue     1,882,000    1,586,000     3,564,000      3,244,000

Clinical trials & Other        449,000      195,000       687,000        487,000
                             ---------------------------------------------------
                             2,331,000    1,781,000     4,251,000      3,731,000
                             ===================================================

      Total facilities revenues increased by $296,000 and $320,000 for the three and six months ended March 31, 1997, as compared to the same period in 1996. The increase was primarily due to an increase in lab and infusion revenue. The increase in clinical trials and other revenue of $254,000 and $200,000 for the three and six months ended March 31, 1997 is due to the continuing enrollment of prior trials and the initiation of new contracts.


      Interest and other income decreased by $20,000 for the six months March 31, 1997 as compared to the six months ended March 31, 1996. The decrease is due to a decrease in the note receivable from the sale of the discontinued operations.

      Direct service expense as a percentage of operating revenues was 41% and 46% for the three and six months ended March 31, 1997, as compared to 44% and 46% for the three and six months ended March 31, 1996.

      Selling, general and administrative expenses decreased by $86,000(6%) and increased by $282,000 (11%) for the three and six months ended March 31, 1997 as compared to the three and six months ended March 31, 1996. The increase relates primarily to an increase in depreciation and amortization and other expenses related to the purchases of the various clinics in fiscal year 1996 and the purchase of the Los Angeles clinic in November of 1996.

       For the six months  ending  March 31,  1996,  the  Company  decreased  PA
Physician Association reserves by $895,000 due to an increase in collateralization of the receivables provided by the Chairman of the Company and by one of the former CSI shareholders who is now a director of the Company for advances and other professional association reserves owed by them to the Company. The reserve balance had been established in part for advances of start-up expenses to develop four of the Company's affiliated medical practices and for other receivables due to the Company. These collaterized receivables have since been paid in full. This compares to an increase in the reserve balance at March 31, 1997 of $96,000 to reflect the uncollaterized portion of receivables due from the professional corporations in California.

      Interest and factoring fees decreased by $24,000 and $88,000 for the three and six months ended March 31, 1997, as compared to the three months ended March 31, 1996. The decrease was primarily related to the decrease in interest due to CSI shareholders and to a decrease in factoring expenses.

      The Company incurred research and development expenses of $115,000 and $263,000 for the three and six months ended March 31, 1997, as compared to $36,000 and $122,000 for the three and six months ended March 31, 1996.

      The Company sustained a loss from continuing operations of $206,000 and $1,142,000 for the three and six months ended March 31, 1997, as compared to a loss of $83,000 and $51,000 for the three and six months ended March 31, 1996. The results for the three and six months ended March 31, 1996 were significantly impacted by reversal of reserves of $436,000 and $895,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of March 31, 1997, the Company had stockholders' equity of $4,426,000 and a working capital deficit of $1,642,000 as compared to stockholders' equity of $2,779,000 and working capital deficit of $583,000 at March 31, 1996.

      The Company used cash in its operating activities of $864,000 and provided for cash of $2,521,000 for the three months ended March 31, 1997 and March 31, 1996. The cash used was primarily as a result of the net loss. Financing activities consist of cash from the proceeds of convertible debentures and cash received from the Factors. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1997.

      CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables of which funds are advanced by the factor at 2% over prime. Management believes that available cash, including available borrowings from the factoring agreement will be sufficient to satisfy the Company's working capital requirements for fiscal 1997.

      The Company is continuing its efforts to expand its network of company-owned facilities and is acquiring established physician practices despite its deficit in working capital. Certain start-up and acquisition costs increase the Company deficit in working capital, which deficits should ultimately be offset by increased clinical services revenues and revenues from clinical research trial contracts that the Company has recently received. The research studies include the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's Lobucovair trials and Dupont Merck's DMP-266.

      The Company has restructured and consolidated its personnel responsibilities over the last several months to reduce the salary and other related expenses and to improve the efficiency of its operations. Salary and benefit savings from these changes have commenced from this quarter and will be fully recognized in the third quarter of fiscal 1997. For the fiscal year ending September 30, 1997, the Company expects a net reduction of salaries and related expenses, after certain salary increases, of approximately $383,000 with annualized savings of approximately $532,000.

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





                                   HEALTH PROFESSIONALS, INC.
                                   --------------------------
                                          Registrant




May 19, 1997                       /s/ William M. Reiter
                                   --------------------------
                                   William M. Reiter, M.D.
                                   President and Chief
                                   Executive officer




May 19, 1997                       /s/ Gary M. Cedeno
                                   -------------------------
                                   Gary M. Cedeno
                                   Principal Accounting Officer