Form 10-Q/A
period 1997-03-31
HEALTH PROFESSIONALS INC /DE
filed 1997-08-19
CIK 879257

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Six Months Ended March
                                                       ----------------------
                                                        1997             1996
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $(1,142,000)     $    51,000
Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                        549,000          172,000
Provision (recovery) for bad debts                    (424,000)        (935,000)
Conversion of Debt to Equity                                          3,000,000
Purchase 0f Chairman's Physician Assoc                               (1,242,000)
Lease obligations                                      (28,000)          25,000
Discounts for Notes Payable                                              42,000
Change in assets and liabilities:
  (Increase) decrease in accounts
    receivable                                        (294,000)       1,079,000)
  (Increase) in inventory                               21,000           (3,000)
  (Increase) decrease in prepaid expenses
     and other                                          63,000         (132,000)
  (Increase) decrease in other assets                   13,000           28,000
Increase in accounts payable
  and accrued expenses                                 312,000          644,000
Increase (decrease) in accrued salaries
  and payroll taxes                                     66,000         (106,000)
                                                   -----------      -----------
NET CASH PROVIDED BY(USED IN)
          OPERATING ACTIVITIES                        (864,000)       2,521,000

INVESTING ACTIVITIES:
  Capital expenditures, net                               --             12,000
  Collection of Notes Receivable                          --            176,000
                                                   -----------      -----------
NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                             --            188,000
                                                   -----------      -----------
FINANCING ACTIVITIES:
  Repayments of long term debt and
    current maturities, net                            (38,000)      (3,511,000
Proceeds from long-term borrowing                      630,000          659,000
Cash Received from (paid to)
            Factor, net                                262,000          200,000
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  854,000       (2,652,000)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                        (10,000)          57,000

CASH AT BEGINNING OF PERIOD                             49,000           20,000
                                                   -----------      -----------
CASH AT END OF PERIOD                                   39,000      $    77,000
                                                   ===========      ===========


            See notes to condensed consolidated financial statements
                                        6

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

      Selling, general and administrative expenses decreased by $153,000(11%) and increased by $215,000 (8%) for the three and six months ended March 31, 1997 as compared to the three and six months ended March 31, 1996. The increase relates primarily to an increase in depreciation and amortization and other expenses related to the purchases of the various clinics in fiscal year 1996 and the purchase of the Los Angeles clinic in November of 1996.

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