Form 10-Q
period 1997-06-30
HEALTH PROFESSIONALS INC /DE
filed 1997-08-19
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
               For the Period Ended June 30, 1997
                                    -------------
                                       or

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


     2601 East Oakland Park Boulevard, Suite 300, Fort Lauderdale, Fl 33306
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

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
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                                  Outstanding at July 31, 1997
-----------------------------                      ----------------------------
Common Stock, $.02 par value                                5,485,000

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                   Page No.
                                                                  --------

PART I - Financial Information


      Condensed Consolidated Balance Sheets
      March 31, 1997 and September 30, 1996                         3 - 4

      Condensed Consolidated Statements of Operations
      Three and Six Months Ended March 31, 1997 and 1996                5

      Condensed Consolidated Statements of Cash Flows,
      Six Months Ended March 31, 1997 and 1996                          6

      Notes to Condensed Consolidated Financial Statements          7 - 8

      Management' Discussion and Analysis of Financial
         Condition and Results of Operations                       9 - 14


PART II - Other Information                                            15

                  HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                   June 30        September 30
Assets                                              1997              1996
------                                              ----              ----

Current assets:
   Cash                                         $     32,000     $      49,000
   Accounts receivable, net                        4,280,000         3,425,000
   Inventory                                          87,000           108,000
   Prepaid consulting fees,
      Current portion                                182,000           115,000
   Prepaid expenses and other                         53,000            46,000
                                                ------------     -------------

         Total current assets                      4,634,000         3,743,000

Equipment, furniture & Fixtures
   And leasehold improvements, net                   913,000         1,338,000
Prepaid consulting fees, less
   Current portion                                   129,000           145,000
Covenants not to compete, net                        230,000           419,000
Costs in excess of net assets
   Of businesses acquired, net                     6,078,000         6,134,000
Other assets                                         458,000           463,000
                                                ------------     -------------

         Total                                  $ 12,442,000     $  12,242,000
                                                ============     =============





















            See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   June 30        September 30
Liabilities and  Stockholders'                      1997              1996
------------------------------                      ----              ----
Equity
------

Current liabilities:
   Accounts payable and accrued
      Expenses                                  $  3,965,000     $   3,725,000
   Accrued salaries and payroll taxes                200,000           117,000
   Factoring line of credit                        1,215,000         1,100,000
   Current portion of long term debt                 336,000           474,000
                                                ------------     -------------

      Total current liabilities                    5,716,000         5,416,000
                                                ------------     -------------

Long term debt, less current portion               2,067,000         1,519,000
                                                ------------     -------------


Stockholders' equity:
Serial preferred stock, $1 par value;
   Authorized 100,000 shares; issued none
Common Stock - $.02 par value; authorized
   25,000,000 shares; issued and
   outstanding 5,485,000                             109,000            91,000
Additional paid-in capital                        43,991,000        43,280,000
   Less:  40,000 shares of
      Treasure stock at cost                         (42,000)          (42,000)
Deficit                                          (39,399,000)      (38,022,000)
                                                ------------     -------------

Total stockholders' equity                         4,659,000         5,307,000
                                                ------------     -------------

      Total                                     $ 12,442,000     $  12,242,000
                                                ============     =============










           See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended           Nine Months Ended
                                                  June 30                    June 30

                                            1997          1996            1997          1996
                                            ----          ----            ----          ----
Operating revenue                       $ 2,000,000    $ 1,100,000    $ 6,251,000    $ 3,246,000
Operating revenue - related parties -          --          773,000           --        2,358,000
Conversion and Sale of Securities              --             --             --          166,000
Interest and other income                      --           14,000          9,000         43,000
                                        -----------    -----------    -----------    -----------
                                          2,000,000      1,887,000      6,260,000      5,813,000
                                        -----------    -----------    -----------    -----------

Costs and expenses:
Direct service expense                    1,007,000      1,214,000      2,974,000      3,015,000
Selling, general and
     Administrative expense               1,011,000      1,161,000      3,885,000      3,820,000
Interest                                    119,000         95,000        321,000        385,000
Research and  development                    99,000         23,000        362,000        145,000
Provision (recovery) for loss
    and other professional
     association revenues                      --         (234,000)        96,000     (1,129,000)
Cost incurred in connection with
     litigation                                --           20,000           --           20,000
                                        -----------    -----------    -----------    -----------
                                          2,236,000      2,279,000      7,638,000      6,256,000
                                        -----------    -----------    -----------    -----------


Net Income (Loss)                       $  (236,000)   $  (392,000)   $(1,378,000)   $  (443,000)
                                        ===========    ===========    ===========    ===========

Net earnings(loss) per share                   (.04)          (.11)         (0.25)         (0.16)
                                        ===========    ===========    ===========    ===========

Weighted average number of
    Common and Common
     equivalent shares outstanding        4,957,000      3,695,000      4,957,000      2,692,000
                                        ===========    ===========    ===========    ===========












           See notes to condensed consolidated financial statements.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended June

                                                               1997             1996
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                         $(1,378,000)   $  (443,000)
Adjustments to reconcile net earnings
    (loss) to net cash used in operating activities:
Depreciation and amortization                                   934,000        537,000
Amortization - Consulting                                        99,000
Provision (recovery) for bad debts                                            (744,000)
Securities issued for services                                  150,000        739,000
Lease obligations                                              (376,000)      (402,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                     (855,000)       782,000
(Increase) in inventory                                          21,000         (3,000)
(Increase) decrease in prepaid expenses and other                71,000       (669,000)
(Increase) decrease in other assets                            (124,000)       (71,000)
Increase in accounts payable and accrued expenses               141,000        451,000
Increase (decrease) in accrued salaries and payroll taxes        83,000        (21,000)
                                                            -----------    -----------
NET CASH PROVIDED BY(USED IN)
         OPERATING ACTIVITIES                                (1,234,000)       156,000
                                                            -----------    -----------
INVESTING ACTIVITIES:
Purchase of Physician Association                                  --       (2,954,000)
Capital expenditures, net                                          --         (239,000)
Collection of Notes Receivable                                     --          255,000
                                                            -----------    -----------
NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                                     --       (2,938,000)
                                                            -----------    -----------
FINANCING ACTIVITIES:
Proceeds from sale of common stock                                           2,000,000
Conversion of Debt to Equity                                    319,000      3,000,000
Additions to long term debt                                                  2,036,000
 Discounts for Notes Payable                                                    42,000
Repayments of long term debt and
current maturities, net                                        (193,000)    (3,520,000)
Proceeds from long-term borrowing                               976,000
Cash Received from (paid to)
          Factor, net                                           115,000       (389,000)
                                                            -----------    -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                         1,217,000      3,169,000
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH                                 (17,000)       387,000
 CASH AT BEGINNING OF PERIOD                                     49,000         20,000
                                                            -----------    -----------

CASH AT END OF PERIOD                                            32,000    $   407,000
                                                            ===========    ===========

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.  General
    -------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 . These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


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


3.  Prepaid Expenses - Consulting
    -----------------------------

    The Company entered into a consulting agreement with Thomas Capital Funding Group, pursuant to which the Company agreed to issue 100,000 shares of common stock of the Company, in consideration for consulting services to be provided over a three year period. Under the terms of this agreement, Thomas is to consult with the Company concerning management, marketing, financial and strategic planning, expansion of services and shall advise the Company regarding its needs.

4.   Conversion of Debt to Equity
     ----------------------------


     The Company's Board of directors approved an agreement to convert $250,000 of debt owed for deferred compensation to shareholders' into 462,963 shares of the Company's common stock valued at .54 a share, representing a 30% discount from market at the time the transaction was concluded. These shares are subject to Rule 144 restrictions. The Board also agreed to issue an aggregate of 200,000 shares of the Company's stock in exchange for a reduced cash fee agreement for certain legal services rendered as well as services to be rendered for the 1997 calendar year.

                 HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


BACKGROUND AND BUSINESS PLAN DEVELOPMENT

      CSI currently operates five medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, Los Angeles, ) and Illinois (Chicago). The Company had Independent Practice Affiliation (IPA)
agreements with physician's professional corporations to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami. On April 1, 1996, the Company purchased the medical practice in Chicago. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations in Irvine and on October 28, 1996 the Company purchased medical practice operations in Los Angeles, which had not previously been affiliated with the Company.

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

      The transition to ownership of the practices had unexpectedly but temporarily impaired practice operations in Ft. Lauderdale and Miami, with a materially significant negative impact on revenues derived from those facilities during the later half of fiscal 1996 and the first quarter of fiscal 1997. Management has been working to restore these revenues and its efforts are resulting in continuing improvement in the practice operations.

      In addition, the Fort Lauderdale and Miami sites will benefit from their selection to participate in five large clinical trials, the Immune Response Corporation's HIV-1 Immunogen trial, Bristol-Myers Squibb's two lobucovair trials and Dupont Merck's DMP-266 trial. Patient recruitment into these trials started to occur during the second and third quarters of fiscal 1997 and full enrollment is expected to have a material effect on revenues for fourth quarter of fiscal 1997 and fiscal 1998. Although the Company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will be achieved.

      In addition, physician practices located in Florida, California, Virginia, Texas, Pennsylvania, Maine, Washington, DC and New York are affiliated with the CSI network and utilize CSI services to varying degrees.The Company's principal business objective is to extend the full capabilities of its Information Technologies system (ITS) to all its currently affiliated sites and to expand the number of owned and affiliated sites. Management believes that this will increase its revenue base to meet its central operating and development expenses and will then generate substantial operating profits. The extension of the ITS to all affiliated sites will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each. The expansion of owned and affiliated sites will create further market outlets for the Company's services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials. The new Los Angeles site and the new clinical trials which commenced during the second quarter of fiscal 1997 represent the accomplishment in part of this objective.


RESULTS OF OPERATIONS

      The Company's total facilities revenues are derived from provision of physician medical services (where allowed by law) practice management services, diagnostic laboratory services and other ancillary medical services to the patients of medical practices owned by CSI and to the medical practices affiliated with CSI.


                              Three Months Three Months Nine Months  Nine Months
                                 Ended        Ended        Ended       Ended
                              June 30, 97  June 30, 96  June 30, 97  June 30, 96

Total Facilities Revenues      $1,583,000   $1,652,000   $5,147,000   $4,529,000

Clinical Trials and Other         417,000      221,000    1,104,000    1,075,000
                               ----------   ----------   ----------   ----------

                               $2,000,000   $1,873,000   $6,251,000   $5,604,000
                               ==========   ==========   ==========   ==========

Total facilities revenues decreased by $69,000 and increased by $619,000 for the three and nine months ended June 30, 1997, as compared to the same period in 1996. The decrease was due to the discontinuing of the San Diego facility and was offset by an increase in lab and infusion revenue from other sites. Although the San Diego site made a modest contribution to revenue, it made only a minimum contribution to earnings and required extensive cash flow support. Accordingly management made the decision not to renew the affiliation contract at the end of the last quarter.

      The increase in clinical trials and other revenue of $196,000 and $29,000 for the three and nine months ended June 30, 1997 is due to the continuing enrollment into prior trials and the initiation of new contracts.

      Interest and other income decreased by $34,000 for the nine months June 30, 1997 as compared to the nine months ended June 30, 1996. The decrease is due to a decrease in the note receivable from the sale of the discontinued operations.

      Direct service expense as a percentage of operating revenues was 50% and 48% for the three and nine months ended June 30, 1997, as compared to 65% and 54% for the three and nine months ended June 30, 1996.

      Selling, general and administrative expenses decreased by $150,000 (13%) and increased by $65,000 (2%) for the three and nine months ended June 30, 1997 as compared to the three and nine months ended June 30, 1996. The increase relates primarily to an increase in depreciation and amortization and other expenses related to the purchases of the various clinics in fiscal year 1996 and the purchase of the Los Angeles clinic in November of 1996.

       For the nine months ending June 30, 1996, the Company decreased PA Physician Association reserves by $1,129,000 due to an increase in collateralization of the receivables provided by the Chairman of the Company and by one of the former CSI shareholders who is now a director of the Company for advances and other professional association reserves owed by them to the Company. The reserve balance had been established in part for advances of start-up expenses to develop four of the Company's affiliated medical practices and for other receivables due to the Company. These collaterized receivables have since been paid in full. This compares to an increase in the reserve balance at June 30, 1997 of $96,000 to reflect the uncollaterized portion of receivables due from the professional corporations in California.

      Interest and factoring fees decreased by $64,000 for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The decrease was primarily related to the decrease in interest due to CSI shareholders and to a decrease in factoring expenses.

      The Company incurred research and development expenses of $99,000 and $362,000 for the three and nine months ended June 30, 1997, as compared to $23,000 and $145,000 for the three and nine months ended June 30, 1996.

      The Company sustained a loss from continuing operations of $236,000 and $1,378,000 for the three and nine months ended June 30, 1997, as compared to a loss of $392,000 and $443,000 for the three and nine months ended June 30, 1996. The results for the three and nine months ended June 30, 1996 were significantly impacted by reversal of reserves of $234,000 and $1,129,000, as noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      As of June 30, 1997, the Company had stockholders' equity of $4,659,000 and a working capital deficit of $1,082,000 as compared to stockholders' equity of $5,189,000 and working capital of $806,000 at June 30, 1996.

      The Company used cash in its operating activities of $1,234,000 and provided for cash of $156,000 for the nine months ended June 30, 1997 and June 30,1996. The cash used was primarily as a result of the net loss. Financing activities consist of cash from the proceeds of convertible debentures and cash received from the Factors. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1997, although the Company cannot reasonably estimate how long it will be able to satisfy its cash requirements..

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

      In addition the Company has relocated its Ft. Lauderdale, Florida clinical laboratory and corporate operations, which would result in a net reduction of rent expenses of approx. $300,000 per year commencing in the fourth quarter of fiscal 1997.

      During April and May 1997, the company received proceeds of $376,334 in convertible loans in a series of convertible debentures issued under Regulation
D. The unconverted balance of one loan for $50,000 bears interest at 5% per annum and will become due on August 2001, and the unconverted balance of the other loans bear interest at 7% per annum and will become due in April and May 1999. Proceeds of the loans have been used for general working capital.

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

      The foregoing information includes forward looking statements, including but not limited to, risks related to the Company's business plan strategy, substantial competition, reliance on key personnel, control by management and possible volatility of stock price.

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




Registrant                               HEALTH PROFESSIONALS, INC.



August 19, 1997                          /s/ William M. Reiter
                                         ---------------------
                                         William  M. Reiter
                                         President and Chief Executive Officer




August 19, 1997                          /s/ Gary M. Cedeno
                                         ------------------
                                         Gary  M. Cedeno
                                         Principal Accounting Officer