Form 10-K
period 1997-09-30
HEALTH PROFESSIONALS INC /DE
filed 1998-01-14
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10966
                                               -------

                           HEALTH PROFESSIONALS, INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          11-3076108
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

2601 East Oakland Park Blvd. - Suite 300, Fort Lauderdale, Florida      33306
------------------------------------------------------------------    ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (954) 766-2552

Securities registered pursuant to Section 12(b) of the Act:

       COMMON STOCK,                                  NASDAQ BULLETIN BOARD
------------------------                            -------------------------
par value $.02 per share                            (Name of Each Exchange on
    (Title of Class)                                     which Registered)

Securities registered pursuant to Section 12(g) of the Act:



                         -------------------------------

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

     YES   |X|                                           NO _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of January 9, 1998, the aggregate market value of voting stock held by non-affiliates of Health Professionals Inc. (the "Company") was $ _________.

     As of December 31, 1997, the number of shares outstanding of the Company's Common Stock, par value $.02 per share, was 5,445,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       None


PART I

ITEM 1.  BUSINESS

     General Business Description

     The Company was formed pursuant to the laws of the State of New York in 1975 under the name Health Extension Services, Inc. In fiscal 1986, following the merger of its primary operating subsidiary into itself, the Company changed its name to Professional Care, Inc. ("PCI"). On November 25, 1991, the shareholders of the Company approved a merger and restructuring whereby each share of PCI common stock was exchanged for a share of common stock of Health Professionals, Inc. ("HPI"), a Delaware corporation formed on August 12, 1991 for the purpose of the restructuring. PCI became a wholly-owned subsidiary of HPI, and the existing subsidiaries of PCI also became subsidiaries of HPI. HPI and its subsidiaries (and any subsidiaries of such subsidiaries) are sometimes hereinafter collectively referred to as the "Company." The executive offices of the Company are located at 2601 East Oakland Park Boulevard, Suite 300, Fort Lauderdale, Florida 33306. The Company's telephone number is (954) 766-2552.

     In December, 1991, the Company acquired 100% of Center for Special Immunology, Inc., a Delaware corporation ("CSI") and its subsidiaries which have since become the only operating businesses of the Company. CSI, owns and operates an integrated health care delivery and clinical research system that includes a multi-state network, operating in 9 states, of primary care and clinical research facilities specializing in immune system disorders, consisting primarily of HIV, AIDS and Chronic Fatigue Immune Dysfunction Syndrome (CFIDS). The network also conducts multi-center trials in cooperation with biotechnology and pharmaceutical companies. CSI was founded in 1986 by William M. Reiter, M.D., FACP, and Paul J. Cimoch, M.D., FACP, who are both internationally recognized research physicians. Dr. Reiter is currently Chairman of the Board and Dr. Cimoch also currently serves on the Board.

     General

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

     CFIDS is believed to result from a genetic failing occurring in the immune response genes. This defect, when coupled with certain viral infections or other activating factors, leads to a state of chronic immune activation, which causes a variety of symptoms, including profound fatigue. CSI has developed treatment protocols for chronic fatigue patients, the goal of which is to re-balance the immune system or otherwise alleviate symptoms.

     Services provided by CSI (including its CSI Clinical Facilities, CSI Clinical Laboratories, Inc., CSI Therapeutics, Inc., CSI Clinical Trials, Inc. and CSI Managed Care, Inc. subsidiaries) have accounted for all of the Company's operating revenues from continuing operations since the Company acquired CSI.

     Organization and Operation

     The Company through CSI owns and operates 5 facilities (hereinafter the `Clinical Treatment Facilities'),located in Ft. Lauderdale, Fla., Miami, Fla., Chicago, Ill., Irvine, CA,and Los Angeles, CA. CSI Clinical Laboratories, Inc. ("CSI Clinical Laboratories") is a licensed clinical laboratory that currently provides services to CSI's network of clinical facilities. CSI Therapeutics, Inc. ("CSI Therapeutics") provides pharmaceutical distribution, home care and infusion care in connection with the operation of CSI's facilities. CSI Clinical Trials, Inc. ("CSI Clinical Trials") conducts multi-center clinical trials for biotechnology and pharmaceutical companies as well as its own internally developed treatment protocols. CSI Managed Care, Inc. ("CSI
Managed Care") markets and administrates managed care contracts with third party payers, including preferred provider organizations, health maintenance organizations and self insured organizations.

     Each of the Clicinal Treatment Facilities is owned by a wholly-owned subsidiary of CSI. In states where the corporate practice of medicine is permitted, CSI employs physicians to render medical services to its patients. In states where the corporate practice is not permitted, a medical professional association (the "PC") enters into an Independent Practice Affiliation Agreement
(IPAA) with CSI to utilize the facility in order to provide care to its patients with immunological and related diseases. The Company had IPAA for utilization of each of these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices affiliated with the Fort Lauderdale and Miami facilities. On April 1, 1996, the Company purchased the medical practice affiliated with the Chicago facility. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations affiliated with the Irvine and Los Angeles , California facilities.

     Under the IPAA, CSI provides a non-exclusive license to utilize the facility, cognitive services and practice management services to the PC, including: (i) the use of the facility for treatment of its patients; (ii) management, administration and support services, including but not limited to case management, financial and business management, accounting, marketing and bookkeeping; (iii) professional personnel for support services, including, nurses, physicians assistants and other non-physician personnel; and (iv) access to and the use of treatment protocols and research data developed by CSI. In addition, CSI provides the PC with the opportunity to participate in multi-center clinical trials through CSI Clinical Trials, Inc., which CSI Clinical Trials, Inc. may have under contract from time to time or which CSI maybe conducting as part of its own research efforts.

     The PC is responsible for employing all professional personnel and maintaining its own malpractice insurance as well as for maintaining the quality of medical care offered at the facility.

     Under the IPAA'S, (i)facility management fees are charged to the PCs by CSI at cost plus 10% on direct expenses and corporate overhead. Network participation fees are charged to the PCs at 10% of net PC revenues; (ii) CSI was reimbursed for a portion of its corporate overhead related to other services provided to the facilities through December 31, 1995;(iii)CSI received a network participation fee equal to 7 1/2% percent of the total net revenues of the PC for provided medical and related sources, including hospital procedure revenues, clinical practice revenues and in office therapeutic revenues, through December 31, 1995; and (iv) On January 1, 1996, CSI combined the corporate overhead and network participation fee into one network participation fee, representing 10% of the total net revenues of the PC. Revenues increased in fiscal year 1996 and 1997 under the new form of contract and management believes the new contracts provided for an improved business relationship with the PC?s.

     The purchases of the Fort Lauderdale, Miami, Chicago, Irvine and Los Angelos practices have substituted the fees charged on direct expenses, and network participation fees for patient revenues. Management believes that by owning these practices not only will the Company increase its revenues, but the Company will be able to better control the operations of the medical practices. In April 1996, the Fort Lauderdale clinic?s independent contractor physician relocated to an unaffiliated practice in Fort Lauderdale and took with him a majority of the Fort Lauderdale facility's patients. The Company has relocated the Fort Lauderdale Clinical Treatment Facility and has instituted a market program to rebuild the patient base of this facility.

     The Company expects that its marketing efforts will allow it to rebuild the Ft. Lauderdale site's patient base. In addition, the Fort Lauderdale clinic was awarded $169,000 in Ryan White Care funding by the Broward County Commission in February of 1997 which is expected to be earned over a twelve month period in order to provide primary care and support services to medically indigent HIV patients. The first patients using the Ryan White funding were seen in the Fort Lauderdale clinic in October of 1996. Management believes that the Ryan White grant will continue to bring new patients to the Fort Lauderdale facility. In addition, the CSI Fort Lauderdale Clinic has applied for $240,000 in funds for 1998 and they expect to receive a decision from the county in January 1998.

     The Ryan White Care Act was introduced in 1990 as a means of providing primary care and support services to medically indigent HIV patients through federal funding. Ryan White support accounts for over $205 million in annual funding, which is apportioned to areas hardest hit by the epidemic. Broward County's 1996 share of Ryan White funding is approximately $5.8 million. This marks the first time that CSI has applied for government funding designated for the treatment of HIV/AIDS patients. Following the success of its first application, CSI intends to expand its participation in the Ryan White program and apply for such grants for all of its sites nationally. The Company has applied for an additional grant for its Fort Lauderdale facility and for an initial grant for its Miami______ Clincial Treatment Facility. The Company can give no assurances that additional grants will be awarded.

     In applying for the Ryan White funding, CSI proposed providing comprehensive ambulatory treatment services for the medically indigent HIV+ population in Broward County. Cost savings resulting from CSI?s integrated care model will allow it to care for a greater number of patients for the same total dollars than could its competitors for the funding. CSI won the support of government officials and local commissioners, who saw the need to expand treatment options for this patient population in a fiscally prudent manner.

     In addition to the corporately owned medical practices and the IPAA's which are in place in CSI's company owned facilities, CSI has developed a form of Independent Practice Affiliate Agreement for its affiliations with medical practices that own and operate their own facilities (hereinafter the "Privately Owned Facility IPAA"). Under the Privately Owned Facility IPAA, CSI offers the Independent Practice Affiliate a variety of services with the option of utilizing some or all of the cognitive, research, and practice management services which CSI makes available to its wholly owned facilities. CSI does notown an interest in or control any of the Privately Owned Facilies. The Privately owned Independent Affiliate may contract to utilize any or all of the following services:

     i) An affiliation with CSI Managed Care, Inc. under which CSI will market managed care services to national and regional payers, self insured employers and HMO's and negotiate rates and contracts with said third party payers;

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

     CSI has entered into Privately Owned Facility IPAA's with established medical practices in Philadelphia, New York City, Tampa, Los Angeles, Denver, Chicago and Hampton, VA. The expansion of the IPAA network enables CSI to conduct larger, multi-center clinical research trials and ultimately will allow CSI to compete more effectively for national HIV disease-specific managed care contracts and increases the information available for analysis under CSI's Data Management Analysis and Royalty Agreement with the Center for Health Outcomes and Economics, Inc., ("CHOE"), a wholly owned subsidiary of the Bristol-Myers Squibb Company.

     Support Services

     In addition to providing and updating treatment and research protocols, CSI also offers other ancilliary support services to its facilities. These currently include laboratory, pharmaceutical distribution, home care, out-patient infusion services, clinical trial services and a managed care network. These ancilliary support services consist of the following:

     1. Laboratory Services: CSI Clinical Laboratories is a licensed clinical laboratory, operated to research standards. It currently provides services to CSI?s network of clinical facilities and CSI's Privately Owned Facility Independent Practice Affiliates. The laboratory specializes in hematology, immunogenetics and diagnostic immunology; with particular expertise in flow cytometery and immunoassay. General laboratory work is provided by a sub-contract with a national reference laboratory. Laboratory result reporting from all sources is through CSI's integrated information technologies system. All information is archived in relational data bases, enabling customized clinical presentation and post hoc research analysis.

     2. Therapeutic Services: CSI Therapeutics is the umbrella subsidiary for pharmaceutical distribution, home care and infusion care. Parenteral pharmaceutical distribution is made to PA's for in office use of injectable medications by the PA. Oral pharmaceutical distribution is made to PA's for dispensing by the PA in accordance with applicable regulations. Home health care and out-patient infusion care is available to patients of the PA through CSI, primarily via a national sub-contract arrangement with unaffiliated home health care companies.

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

          CSI Managed Care, Inc. has entered into a Data Management Analysis and Royalty Agreement with CHOE, a wholly owned subsidiary of the Bristol-Myers Squibb Company under which CSI received $350,000 of income in fiscal year 1995 for the sale of its historical data on treatment outcomes for various treatment protocols. In addition, CSI Managed Care will receive 50% of all net profits after expenses upon CHOE's resale of all or portions of this data to third parties, if any. CSI Managed Care intends to develop capitated care programs which can be marketed independently or in conjunction with pharmaceutical and other service providers.

          In an April 1996 report by KPMG Peat Marwick LLP, CSI was cited as providing an ideal model for HIV care. The report, "Integrated Patient
          Care: Managing Health Care Costs, Maximizing Health Care Value and Quality", stated that CSI's HIV disease management program ?works specifically because treatment of HIV involves a wide range of medical, pharmaceutical, research and social services, which, when integrated within a single facility, work together to help prevent progression of the disease, lower treatment costs and permit prospective cost management.? The report continues to state that ?Results show that CSI patients continue working and experience improved quality of life. Moreover, careful monitoring, preventive care, aggressive prophylaxis combined with strong case management reduces overall cost of care.?


     Marketing

     CSI targets its marketing efforts to a number of audiences, including third party payers, prospective patients, physicians, and pharmaceutical and biotechnology companies. Marketing to prospective patients is primarily in the form of media advertising and seminars conducted for appropriate consumer groups. CSI maintains its presence among physicians through articles in trade journals written by CSI physicians as well as through presentations at domestic and international conventions.

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




     Research

     The Company has 7 scientific and medical employees who spend a significant portion of their time on research-related projects for the Company.

     In June of 1996, the Company together with collaborators filed a patent application for a method to isolate, culture and propagate the hepatitis E virus(HEV). This method generally relates to the field of immunization against viral diseases and the serological diagnosis of these diseases. In the event a patent is granted, it would allow for the exclusive right to develop, market and implement the invention for 18 years. HEV is one of the leading causes of acute hepatitis in the developing world, especially in parts of Asia, Africa and South America. An estimated 25% of cases of acute viral hepatitis in Egypt are due to HEV infection. HEV can lead to death in up to 20% of infected pregnant women. The ability to isolate, propagate and maintain disease-causing viruses for experimentation has been an important first step in creating vaccines and manufacturing kits for serological diagnosis of those diseases. The patent office has initially found that certain claims in the application may be eligible for patent protection and has requested additional information from CSI which CSI has supplied. Despite these preliminary findings, the Company can give no assurances that the patent will be approved.

     The company has ongoing clinical trials with the Immune Response Corporation?s HIV-1 Remune? and Dupont Merck?s Sustiva?. Enrollment in Remune? is closed and retention of patients will have a material effect on revenues throughout the year. The Sustiva? clinical trial is expected to have ongoing enrollment throughout the second and third quarter of 1998. Enrollment and retention of patients in the Sustiva? clinical trial will have a material effect on revenues throughout the year. It is anticipated that both of these clinical trials will continue through the end of 1998.

     CSI Chicago has signed a contract with Glaxo Wellcome for a clinical trial to begin the first quarter of 1998. Although the company has historically achieved full enrollment into its clinical trials, it can give no assurances full enrollment will continue to be achieved.

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

     Government Regulation

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which CSI operates will not change significantly in the future. In general, regulation of health care companies is increasing. The Company at certain times has been, currently is, or may in the future become, subject to certain federal and state laws and regulations that restrict physician self-referral, prohibit the payment or receipt (or offer or solicitation) of any remuneration in exchange for or to induce the referral of patients or the purchase of health care items or services, require laboratories to accept Medicare or Medicaid reimbursement as payment in full, and impose certain other requirements with respect to billing and collection. These laws and regulations are complex and subject to continuous interpretation by the federal and state agencies that administer them, and could be deemed to encompass practices of the Company that previously may not have presented compliance concerns. The Company has sought to conform its operations to the requirements of these laws. In the event the Company was deemed not to have complied with such laws, it could be subject to substantial penalties which, if imposed, would have a material adverse effect on its results of operations and financial condition.

1. Description of Certain Licensing, Certificate-of-Need, and Other Laws and Regulations.

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

     In addition to the federal Stark Law and federal "all payor" proposals, the Company's operations are also subject to an increasing number of state self-referral provisions that limit or ban referrals for some or all health care items or services if the physician, or a family member, has an investment or other financial relationship with the entity providing such items or services. In states that have enacted such statutes, the provisions typically apply to all payers. Florida, California, and Illinois, where the Company currently operates clinic sites, all have enacted self-referral statutes, although the specific prohibitions vary and are subject to numerous exceptions. For example, unless one of the statutory exceptions is satisfied, the Florida statute prohibits patient referrals for certain designated health services (including clinical laboratory services), as well as referrals for other health care items or services, if the referring physician or an immediate family member is an investor in entities providing such items or services. Effective January 1, 1995, California law prohibits licensed health professionals, including physicians, from referring patients for clinical laboratory or home infusion services (among other services) if the licensee or a family member has a direct or indirect financial interest in the entity receiving the referral. Since January 1, 1993, Illinois has prohibited health care workers from referring patients for health services to entities outside the worker's office or group practice in which the worker is an investor, unless the work is personally involved in providing care to the referred patient. Violations of these state laws can subject entities to significant penalties.

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

     An increasing number of states, including California, Florida and New York, have enacted anti-kickback provisions. These statutes, which can carry significant civil and/or criminal sanctions, generally prohibit the payment of remuneration, rebates, refunds, or other consideration, whether directly or indirectly, as an inducement for referrals for health care items or services. Unlike the federal anti-kickback statute, which is largely limited to referrals for items or services paid by Medicare or Medicaid, state anti-kickback provisions typically, though not always, apply to all payers. In many cases there is little if any formal guidance provided by the courts on the reach of many of these statutes. Because they serve a function analogous to the federal anti-kickback provision, however, it is possible that state courts could apply the principles and broad interpretation given to the federal statute.

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

     The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of any reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. The actual announcement of reform proposals and the investment community's reaction to such proposals, announcements by competitors and payers of their strategy to respond to reform initiatives and general industry conditions could produce volatility in the trading and market price of the Company's Common Stock.

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

     Significant Customers

     Three Clinical Treatment Facilities had contracts with entities controlled by officers and directors of the Company, until the sale of two of the entities to CSI on January 1, 1996 and the sale on September 30th to the Management Service Organization created by CSI on September 30, 1996. These entities were William M. Reiter, M.D., PA, a Professional Association, and Paul Cimoch, M.D., PC, a Professional Corporation. Revenues derived directly or indirectly through these professional associations amounted to $2,717,000, and $4,379,000 or 37% and 47% respectively, of revenues from continuing operations for fiscal years 1996 and 1995.

     Employees

     As of December 31, 1997, the Company had approximately 58 employees, including 6 executive officers, 18 office and administrative personnel, and 34 field office personnel. The Company maintains personal liability and malpractice insurance which covers all employees.

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

ITEM 2.  PROPERTIES

     The Company is obligated pursuant to lease agreements for the following offices:


                                                     Annual
                                         Square      Lease           Expiration
                                         Feet        Payment         Date
                                         -------     -----------     -----------


Corporate Office- Ft. Lauderdale, FL      7,044      $118,614 (1)      2001

Fort Lauderdale - Medical Office          5,500      $ 73,584 (2)      2002

Irvine, CA                                4,550      $133,966 (3)      2002

Miami, FL                                 4,255      $ 83,769          2000

Chicago, IL                               3,787      $111,886 (4)      2002

Los Angeles, CA                           2,400      $ 78,600 (5)      1998



1)   The Corporate office moved to a new location on August 1, 1997.
2) The Fort Lauderdale Medical office moved to a new location effective May 1, 1997.
3)   Increases by approximately $4,000 per year.
4) The Irvine, Ca medical office renewed its lease for an additional five years.
5) The Los Angeles, CA medical office became an affiliate on October 28, 1996. In addition to the lease amounts, the Company pays additional amounts for operating expenses, taxes and parking.

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

     The Company has been sued by various vendors and landlords as a result of its inability to achieve enough revenue from its ongoing operations to produce the necessary cash flow to both maintain its current operations and its past due payables. The Company has been able to settle many of these suits by entering into settlement agreements which provide for a stipulated payment schedule and the entry of a final judgement in the event of a default of the agreed upon payments. The Company has been able to honor its obligations under the stipulated settlements.

     The Company has various lawsuits pending where a settlement has not been reached or where the Company believes it has a good faith defense. The Company believes that the resolution of these lawsuits will not have a significant adverse effect on the Company.

1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Prior to January 9, 1998, the Company's common stock, par value $.02 per share common stock, was traded on the American Stock Exchange ("AMEX") under the symbol "HPI". The Company's Common Stock was suspended from trading on the AMEX from February 17, 1995, to September 29, 1995 and during such period was traded on the over-the- counter market. From September 29th 1995 through January 9th, 1998 the Company's common stock was traded on AMEX, however, during this period the Company was still unable to fully satisfy all of the financial guidelines for listing on the AMEX and after notice to the Company, a delisting procedure was implemented by AMEX. Although the Company contested the delisting efforts by AMEX, ultimately on January 1st 1998 the Company received final notice from AMEX that its common stock would be delisted from AMEX effective on January 9th 1998.

     On January 9th, 1998, the company's common stock commenced trading on the NASDAQ bulletin board and the Company intends to apply for trading on NASDAQ'S small cap exchange as soon as it is able to meet the necessary qualifications.


     The Company's B Warrants which were exercisable until December 17, 1997 at $5.17 per share, were deleted from NASDAQ as of March 15, 1995 and have now expired.

     The following table sets forth the range of high and low closing sales or high bid and high asked prices for the Company's common stock and B Warrants on the respective Exchanges as reported for the periods indicated. As of December 31, 1997 there were approximately 711 holders of record of the Company's common stock.

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

                                          Common Stock           B Warrants
Fiscal Year                              High      Low          High     Low
-----------                              ----      ---          ----     ---

1995
         1st Quarter.............        7 1/2     3 1/8        1 1/4       5/8
         2nd Quarter.............        4 3/8       5/8        1 1/4    1 5/16
         3rd Quarter.............        6 1/4       30/32
         4th Quarter.............        7 1/2     2 1/2


1996
         1st Quarter.............        5         1 7/8
         2nd Quarter.............        5         1 7/8
         3rd Quarter.............        5 1/4     1 14/16
         4th Quarter.............        4 1/4     2 9/16
1997
         1st Quarter.............        3 3/8     1 3/8
         2nd Quarter.............        2 1/4       7/8
         3rd Quarter.............        1 11/12   1 1/4
         4th Quarter.............        1 7/16      1/2

1998
         October 1-December 31, 1997     1 3/16      1/2

ITEM 6.  SELECTED FINANCIAL DATA



                       (dollars in thousands, except per share data)

                                                                   Fiscal Year Ended
                                                                     September 30,
                                                             ---------------------------------
                                 1997          1996          1995          1994           1993
                                 ----          ----          ----          ----           ----


Operating revenues              $ 7,493       $ 7,339       $ 9,390       $ 7,802       $ 7,994

Loss from continuing
 operations                     ($8,381)       (2,960)       (1,097)       (9,092)       (2,571)
(Loss) from
   discontinued operations         --            --            --            --          (1,093)

Net (loss)                      ($8,381)       (2,960)       (1,097)       (9,092)       (3,664)

Net (loss) per share (1):
 From continuing
   operations                   ($ 1.68)         (.96)         (.52)        (4.86)        (1.72)
 From discontinued
   operations                      --            --            --            --            (.73)

 Net (loss) per share           ($ 1.68)         (.96)         (.52)        (4.86)


                                                                         As of September 30,
                                                                    -----------------------------
                                          1997        1996          1995        1994         1993
                                          ----        ----          ----        ----         ----

Balance Data Sheet:
Working capital (deficit)              $ (3,340)    $ (1,673)    $    298    $   (921)    $    (28)


Total assets                           $  6,620       12,242        9,634      10,438       16,243

Long term debt, including
 capitalized lease
 obligations (less current portion)       1,759        1,519        4,365       4,119        1,489

Stockholders' equity(deficit)             1,526        5,307        1,030       2,146       10,941

Book value per share                       (.21)        1.17          .47        1.16         7.31


NOTE: Fiscals 1997 and 1994 include a $3,900,000 and a $4,000,000 write down of the excess cost over the net assets acquired and in fiscal 1994 a $1,000,000 provision for a note discount.

(1) Based upon the weighted average number of shares of common stock outstanding, including common equivalent shares (stock options and warrants), if dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND AND BUSINESS PLAN DEVELOPMENT

     CSI currently owns and operates five medical clinic and research sites located in Florida (Fort Lauderdale, Miami Beach), California (Irvine, Los Angeles) and Illinois (Chicago). The Company had IPA agreements with physician's professional corporations to utilize these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami. On April 1, 1996, the Company purchased the medical practice in Chicago. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations in Irvine and Los Angeles, California. The purchases of the Fort Lauderdale, Miami and Chicago practices have substituted the fees charged on direct expenses, and network participation fees for patient revenues. Management believes that by owning these practices not only will the Company increase its revenues, but the Company will be able to better control the operations of the medical practices. Additional physician practices located in Florida, Illinois, California, Kansas, Oklahoma, Virginia, Texas, Pennsylvania and New York are affiliated with the CSI network and utilize CSI services to varying degrees.

     The Company's business objective is to continue to build revenue from clinical care treatment through both the internal expansion of its existing patient base at all currently operating CSI Clinical Treatment Facilities and by increasing its number of facilities through the acquisition of already existing practices. The Company has targeted for acquisition medical practices that are operating with the same fundamental treatment strategies to Csi,s treatment strategies Management believes that the expansion of its clinical practice network will both increase its revenue base and increase the number of patients eligible to participate in Clinical Drug Trials.

     The Company's clinical research division has recently signed Clinical Research Agreements with and , and has also been increasing the number of its patients participating in existing clinical research trials. The expansion of the amount of patients participating in ongoing and additional clinical research trials will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each site.

     The expansion of owned and affiliated sites will create further market outlets for the Company?s services and allow greater market capture of the underlying populations requiring those services. The expanded network will be positioned to capture health services contracts as a national managed care disease-specific provider, will be able to provide larger economies of scale, will provide more clinical data for medical and financial analysis and will allow CSI to conduct larger clinical trials.

The Company has signed a letter of intent with a major managed care provider that owns and operates both primary care and hospital operations. Under the terms of the letter of intent, the Company has been asked to propose standardized protocals for the treatment and care for the HIV/AIDS patients utilizing these facilities. In the event that the Company closes the transactions contemplated by the letter of intent, the proposed strategic alliance will increase the Company's revenues through the rendition of additional services and improved economies of scale.

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

     The Company is still utilizing cash from operations and will require additional sources of cash to continue to implement its business plan. These sources of cash include the cash received from new clinical trials contracts, cash from anticipated increase in operating activities, and the additional cash to be received from certain strategic alliance contracts. In addition, the Company has received cash form the issuance of converttibble debt instruments. No assurance can be made that sufficient additional sources of cash will be available on terms reasonably acceptable to the Company, The Company can give no assurances that future revenues from the operations discussed in Item 1, "organization and Operation" above will be consistent with historical revenues or of the magnitude of additional revenues to be expected from the implementation of the new CSI programs.

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

                                              Year Ended September 30,

                                         1997            1996            1995
                                      ----------      ----------      ----------
Total facilities revenues             $7,196,000      $5,974,000      $7,435,000
Home health                              135,000         935,000       1,209,000
Other revenue                            162,000         430,000         746,000
                                      ----------      ----------      ----------
                                      $7,493,000      $7,339,000      $9,390,000
                                      ==========      ==========      ==========


     Total facilities revenues increased by $1,222,000, Home Health revenue decreased by $800,000 and other revenues decreased by $268,000 in fiscal 1997 as compared to fiscal 1996. Significant factors causing the increase in total facilities revenues were due in part to an increase in infusion, lab and research revenues of $550,000, $350,000, and $422,000 offset by a decrease in network participation revenue. The decrease in total facilities revenue of $1,461,000 in fiscal 1996as compared to fiscal 1995 was due in part to facilities whose contacts whose contracts were not renewed, which provided revenues of $1,928,000, a decrease in network participation fees and facilities management revenue of $63,000 and $359,000 respectively, due to purchases of physician practices, offset by patient revenues of $379,000, a decrease in research revenue and lab revenue of $105,000 and $34,000 respectively, a decrease in pharmaceutical revenue of $293,000, due to facilities no longer dispensing oral pharmaceuticals and an increase in infusion revenue of $942,000. The decrease in home health revenue of $800,000 is primarily due to the shifting of service locations to the physician?s office. The decrease in home health revenue of $274,0000 for foscal 1996 was primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting and the shifting of service locations to the physician's office. The decrease in other revenue of $268,000 and $316,000 for fiscal 1997 and 1996 is due the conclusion of certain contracts prior to the initiation of new contracts.

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

     Interest and other income decreased to $ 9,000 for fiscal 1997 as compared to fiscal 1996 of $59,000, which decreased from fiscal 1995 of $219,000, as a result of the decrease in the note receivable from the sale of the discontinued operations.

     Direct service expense as a percentage of operating revenues was 55% for fiscal 1997 the same as fiscal 1996. Direct expenses in 1995 were 44% of revenues. Direct expenses as a percentage of revenues increased in 1996 compared to 1995 and is primarily due to the purchase of physician practices which increased the Company?s salary cost. This was offset by a decrease in Home Infusion and by facilities no longer dispensing oral pharmaceuticals.

     Selling, general and administrative expenses increased by $770,000 (12%) to $7,010,000 for fiscal 1997 as compared to the previous fiscal year. This increase relates primarily to expenses incurred with the issuing of securities as additional consideration in connection with the conversion of a convertible loan and the increase in bad debt provisions which were offset by a decrease in wages. Selling, general and administrative expenses increased by $376,000 (6%) to $6,240,000 for fiscal 1996 as compared to the previous fiscal year. This increase primarily relates to an increase in the use of consulting and professional fees offset by a decrease in wages.


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

     Interest decreased to $466,000 in fiscal 1997, as compared to $518,000 in fiscal 1996. Interest was $575,000 in fiscal 1995. The decrease in fiscal 1997 was due primarily to a decrease in interest from the factors as new arrangements were negotiated with our factors. The decrease in fiscal 1996 compared to fiscal 1995 was primarily related to the termination on February 21, 1996 of the obligation due to the former CSI shareholders, due to the conversion of $3,000,000 of the obligation due to the former CSI shareholders to stock.

     Certain litigation matters, including an FDA inquiry and an SEC investigation required the Company to incur litigation costs of $379,000 in 1994 in connection with these matters. The Company was not required to incur additional expenses in connection with these matters during fiscal 1997, 1996 and fiscal 1995. The litigation cost was $75,000 for 1996 and $62,000, for 1995.

     The Company incurred research and development expenses of $362,000 in1997, $403,000 in 1996 and $20,000 in 1995. The decrease in fiscal 1997 was due primarily to the decrease in wages caused by the restructurring of the research department. The increase in 1996 relates primarily to costs associated with the Company's efforts in developing its Immune Reconstitution Cell-Transfer Therapy for late stage AIDS patients.

     In fiscal 1997, the Company recorded a $3,900,000 write down of goodwill, an expense of $318,000 with the issuing of securities as additional consideration in connection with the conversion of a convertible loan and a bad debt provision of $938,000. These were the primary reason for the increase in the net loss of $5,421,000 as compared to fiscal 1996. The write down of goodwill was based upon management's belief that without an infusion of cash, impairment to the asset may be other than temporary. The Company reported a net loss for fiscal 1997, 1996 and 1995 of $8,381,000, $2,969,000 and $1,097,000
respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had stockholders' deficit of $1,526,000 and a working capital deficit of $3,340,000 as compared to stockholders' equity of $5,307,000 and working capital deficit of $1,673,000 at September 30, 1996.

     The Company used cash in its operating activities of approximately ($1,221,000), $2,315,000) and ($1,262,000), respectively, for fiscal years 1997,
1996 and 1995. The decrease in the working capital was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses as a result of the Company being unable to pay for goods and services in the normal course of operations, and securities issued for services. No cash was provided from investing activities in 1997, however in 1996 and 1995 investing activities provided cash as a result of payments of notes receivable, including $369,000 and $830,000 from a discounting of the note receivable with Premier in 1996 and 1995, respectively. In fiscal 1997, financing activities provided cash from convertible loans and proceeds of a term loan as discussed below. No cash was provided from the sale of common stock for fiscal 1997. In fiscal 1996, financing activities provided cash from the sale of common stock, and the proceeds of two loans discussed below, offset by the payment of a obligation to the New York Attorney General. CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $1,100,000 factoring agreement. The agreement provides for factoring of eligible receivables, of which approximately $100,000 was available for borrowing at December 31, 1997, and $1,400,000 has been drawn at December 31, 1997. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year. Funds are then advanced by the factor at 2% over prime. In fiscal years 1996 the Company sold 500,000 shares of its post-split stock and received $2,000,000 in proceeds under Regulation S to a group of foreign investors. In fiscal year 1995, the Company did not sell any common stock or receive any funds related to the exercise of common stock equivalents. The present market price of the Company's common stock is at or below the conversion price of many of its existing common stock equivalents and accordingly, unless the Company's market price per share materially increases, future conversions are not anticipated. The improvement in 1995 principally resulted from the decreased net loss. In 1995 the increase in accounts receivable was primarily due to slower collections on increased billings and amounts due from clinical trials and other revenues. Accounts payable and accrued expenses increased as a result of the Company being unable to pay for goods and services in the normal course of operations offset by the Company repaying vendors out of the funds received from discounting the note receivable due from Premier Medical Services. Investing activities provided cash in 1995 principally as a result of payments of notes receivable, including $830,000 from a discounting of the note receivable with Premier in 1995.

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

     The Company anticipates that cash will continue to be used by its operating activities during fiscal 1998, a portion of which will be funded by the factoring arrangement.

     From October 1996 to August 1997, the Company received $1,171,000 in cash proceeds from $1,351,000 in convertible loans less original issue discount of $180,000. Of these loans $925,000 bear interest at 5% and $426,000 at 7% interest. Furthermore $551,000 of the loans mature between April to August 1999 and $800,000 mature between August to November 2001. The loans are convertible at 70% of the fair value of the stock on the day preceding the conversion. The Company also received a short term loan of $200,000, bearing interest at prime plus 4% which matured in September 1997, but remains unpaid as of January 8, 1998. Negotiations are being made to extend the due date of this loan.

     During October and November 1997, the Company received proceeds of $300,000 in convertible loans in a Regulation S transaction. Of these loans, $250,000 bears interest at 5% and $50,000 was at 8% interest. The loans will mature in October and November 1999. In connection with thes loans, the Company issued warrants to acquire 100,000 shares of common stock exercisable at $.50 per share through October 2002 and 25,000 shares of common stock exercisable at $1.00 per share through November 2002.

     In order to continue as a going concern in 1997, the Company must generate cash flow from operations, continue the informal arrangement with the Company's factor and obtain additional sources of cash to ultimately achieve profitabie operations. The Company?s plans for raising additional sources of cash primarily rely on (1) obtaining a strategic partner who will provide capital to the Com[pany while also offering certain operational opportunities: and or (2) obtaining a investment partner to further develop certain technology owned by the Company. The Company also intends to down size operations, thereby reducing costs while attempting to increase market share for the existing clinics, until operations can produce positive cash flow. While all these sources of capital are being pursued, the Company intends to continue reducing costs, work with the vendors to obtain extended credit terms and increasing revenues at existing facilities. No assurances can be made that the Company can obtain additional sources of capital or that operations can produce positive cash flow. (See Report of Independent Certified Public Accountants regarding the Company's ability to continue as a going concern).

Future Accounting Pronouncements


     Statement of Financial accounting Standards (SFAS) No. 128, "Earnings per Share," issued in February 1997, replaces the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earning per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with APB Opinion No. 15. The Statement will be effective for financial statements issued by the Company after December 15, 1997. The impact of AFAS No. 128 is not expected to be material.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displaced with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

     Both SFAS No. 130 and 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on futuer financial statement disclosures.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this report beginning on Page F-1.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is submitted concerning the directors, executive officers and significant employees of the Company based upon information received by the Company from such persons:


NAME                      AGE                        POSITION
----                      ---                        --------

William M. Reiter         42                        Chairman of the Board

Paul Merrigan             62                        Chief Executive Officer
                                                    And President and Director

Bradford J. Beilly        43                        General Counsel

Gary M. Cedeno            58                        Chief Financial Officer

Paul J. Cimoch            41                        Director

Floyd Kephardt            55                        Director

Fred Roa                  61                        Director

     Dr. Reiter was Chairman of the Board of Directors, President and Chief Executive Officer of the Company between August 1992 and September 1997. Dr. Reiter has also been President, Chief Executive Officer and Director of Research of CSI since 1986. On September 1997, Dr. Reiter voluntarily resigned as CEO and President. Dr. Reiter attended the Johns Hopkins University and the Albany Medical College of Union University and received his M.D. in 1980. He completed his residency in Internal Medicine at the University of Miami and was Board Certified in 1983. He was elected a Fellow of the American College of Physicians in 1988.

     Mr. Merrigan has served as CEO and President of the Company since September 6, 1997. He has more than twenty-five years of successful senior management experience in the medical, pharmaceutical, technical and chemical industry. Mr. Merrigan was with Warner Lambert Corporation for many years in positions of successive responsibility including new drug application development, marketing and division management. Mr. Merrigan has extensive experience in corporate turnaround and international marketing

     Mr. Beilly has been outside General Counsel of the Company since July 1993, and in October 1993 he was elected Vice President--General Counsel of the Company. As of October 1, 1997 Mr. Beilly resigned his position as a Vice-President of the Company, however, he has agreed to remain as the Company,s General Counsel. Prior to serving as the Company,s General Counsel, Mr. Beilly was a partner in the law firm Miller, Beilly and Pozzuoli, and is now a partner in Beilly & Pozzuoli. Mr. Beilly received his B.A. from the State University of New York at Albany in 1976 and his J.D. from Nova University in 1980.

     Mr. Cedeno has been the Principal Accounting Officer since March 1997 and was appointed the Chief Financial Officer of the Company in October, 1997. He brings over thirty years of experience in auditing , financial and business operations. He previously held the position of Chief Financial Officer of Caribbean Satellite Network, a television broadcasting station. Mr. Cedeno received his education at Fatima College, Trinidad W.I. and has a diploma from the Association of Certified and Corporate Accountants (ACCA) London, England.

     Dr. Cimoch has been a Director of the Company since April 1996. Dr. Cimoch is also the Company?s Director of Medical Affairs. He co-founded CSI with Dr. Reiter in 1986. He attended the University of Texas Medical Branch in Galveston, where he received his medical degree in 1983, completed his residency in Internal Medicine at the University of Miami and was Board certified in 1986. He was elected a Fellow of the American College of Physicians in 1991. Dr. Cimoch is a past President of the Physicians? Association for AIDS Care.

     Mr. Roa has been a Director of the Company since February 1993. Mr. Roa has been the managing director of Telesis Corp. (a merger and acquisitions consulting firm specializing in the healthcare field) since 1980. Mr. Roa is a licensed public accountant and is affiliated with several professional organizations, including the New York State Association of Health Care Providers.

Mr. Kephardt is chairman of Solutions Corporation of America, Applied
Health Technologies and Insight Marketing Corporation which provide corporate strategy, electronic marketing and technological consulting to corporations and government. Mr. Kephart was chairman and CEO of McDowell Corp. (Amex) and Southern States Corporation. In 1985 Mr. Kephart created Sports News Network and acted as its chairman until 1988. Mr. Kephart has provided management and marketing consulting to many major corporations including Gulf & Western (Paramount), General Motors, Chrysler, Proctor & Gamble, Sega, ABC and NBC.


     All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

     No family relationship exists between any director or executive officer and any other director or executive officer of the Company. However, Marvin Reiter, CSI'S Executive Vice President for Clinic Operations is the uncle of Dr. William Reiter.

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

     The following table shows the cash compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's executive officers who are serving as executive officers at September 30, 1997 and who received more than $100,000 during the fiscal year ended September 30,1997:



                                                               Long-Term
                                                              Compensation
                   Annual Compensation                           Awards
                   -------------------                           ------
                                                                      Option       All Other
Name and Principal Position    FYE         Salary (1)        Bonus    Shares      Compensation
---------------------------    ---         ----------        -----    --------    ------------


William M. Reiter              1997(3)      $185,301          --       --           $ 57,800
Chairman of the Board          1996(2)      $170,800          --     90,000(5)
                               1995         $220,500          --

Bradford J. Beilly             1997             --            --       --           $119,120(4)
General Counsel                1996                           --     45,000(5)      $148,000(4)
                               1995         $ 33,200          --     10,000(5)      $106,200(4)



(1) Represents all amounts earned during the fiscal year shown; although some compensation may have been deferred and paid in the subsequent fiscal year.

(2) During Fiscal 1996, Dr. Reiter took a one time voluntary pay cut of $67,000.

(3) During Fiscal 1997 Dr. Reiter receivd $58,400 in cash , $51,800 worth of unregistered common stock of the company valued at $0.54 per share (95,926) and has deferred $126,900 which is due and owing.

(4)  Paid to Beilly and Pozzuoli, a law firm in which Mr. Beilly is a partner.

(5) These options were repriced in September, 1995 to $.50 per share (along with all other shares issued under the company's option plan) when the market price of the Company's Common Stock was $.25 per share. In connection with the reverse stock split in April, 1996, these options were automatically repriced to $5.00 per share. In July, 1997 the Board of Directors repriced these options (along with all other shares issued under the company's option plan) to $1.00 per share.


Compensation Agreements

     CSI entered into a Services Agreement, dated December 23, 1991, with AGA, Inc. ("AGA"), for the purpose of retaining the services of Dr. William M. Reiter, the sole shareholder of AGA, to act as the President of CSI, for a term of five years. In consideration for such services, CSI agreed to pay AGA a fee of $200,000 per annum, subject to annual increases, as well as to reimburse AGA for the cost of providing Dr. Reiter with employee benefits, including health insurance, employee benefit plans and incentive compensation plans. In connection with Dr. Reiter becoming the Company's Chairman of the Board, the

Company and AGA in October 1992 agreed that the Company would pay Dr. Reiter a salary of $150,000 per annum and that CSI would pay AGA a fee of $50,000 per annum in lieu of the foregoing arrangement, with the new compensation arrangement including a cost of living adjustment. Effective October 1, 1993, the AGA agreement was terminated and Dr. Reiter and the Company executed a three-year agreement with similar terms. The new agreement also provided Dr. Reiter with a bonus for each fiscal year of the Company during the term of this agreement equal to 5% of pre-tax profits for each year to the extent such pre-tax profits exceed the greater of $1,500,000 or the highest pre-tax profits earned during any preceding year for which Dr. Reiter is entitled to a bonus. For fiscal 1996, Dr. Reiter agreed to a one time 30% voluntary pay cut, while other senior executives took similar pay cuts in fiscal 1997. The Agreement expired on October 1, 1996 and Dr. Reiter has elected to defer formalization of a new agreement until additional outside members are elected to serve on the Board of Directors and a compensation committee is formed.

     The Company entered into an employment agreement with Mr. Beilly, effective as of September 1, 1993, pursuant to which Mr. Beilly serves as Vice President--General Counsel of the Company. The employment agreement was for a three-year term at an initial annual base salary of $120,000 adjusted annually for cost of living increases. The annual base salary was increased to $132,800 on September 1, 1994. In January, 1995, as part of the Company's internal restructuring, Mr. Beilly's compensation was changed to an Independent Contractor relationship under which Beilly & Pozzuoli was paid $11,800 per month for providing Mr. Beilly's legal services. In October 1996, effective for fiscal 1997 only, the monthly compensation to Beilly & Pozzuoli was reduced to $8,260 per month. In addition, as part of his original employment agreement, Mr. Beilly received warrants to purchase 5,000 post split shares of the Company's common stock at $1.375 per share, which since have been modified to $.1.00 per share, along with the repricing of all of Mr. Beilly's stock options. Mr. Beilly received additional options to purchase 45,000 shares of the Company's common stock which has been repriced to $1.00 per share in July 1997. In addition, in February 1996, the Board of Directors approved the issuance of 10,000 (post split) shares of the Company's common stock which were issued to Mr. Beilly to compensate him for additional significant responsibilities taken on beyond that of General Counsel and Secretary.

     The Company entered into an employment agreement with Mr. Merrigan, effective as of September 2, 1997, pursuant to which Mr. Merrigan serves as Chief Executive Officer and President of the Company for the three-year term ending September 7, 2000. The employment agreement contains an initial annual base salary of $275,000, plus an incentive bonus equal to 5% of earnings before interest and taxes (EBIT), subject to certain limitations. Additionally, pursuant to the employment agreement, the Company granted Mr. Merrigan options to purchase in an amount of 750,000 shares. The stock options vested as follows:
(i) 50% upon execution of Mr. Merrigan's employment agreement; and (ii) 2.08% per month for each month of service thereafter.

     The Company currently compensates outside directors for their services in such capacity at an annual fee of $6,000, paid on a quarterly basis in cash or at the director's option, in shares of the Company's common stock. During fiscal 1996, Fred Roa received 3,000 post-split shares of the Company's common stock in lieu of $7,500 which was owed to him as director's fees. In addition, Messrs. Roa and Marsh were each issued 2,500 post-split unregistered shares of the Company's common stock in consideration for them agreeing to serve without directors and officers liability insurance, the absence of which saves the Company approximately $110,000 per year.




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





Aggregate Option Exercise in the Last Fiscal Year and Year-End Option Values


                                                              Number of Securities        Value of Unexercised
                                                             Underlying Unexercised           In The Money
                                                                    Options                    Options (1)
                                                                    -------                    -----------
                                Shares         Value
            Name               Acquired      Realized    Exercisable     Unexercisable   Exercisable   Unexercisable
            ----               --------      --------    -----------     -------------   -----------   -------------

William M. Reiter, M.D.          --             --         100,000             0          $  0           $   0

Bradford J. Beilly               --             --          50,000             0             0               0


-----------------

(1) The fair market value of the Company's Common Stock on September 30, 1996 and September 12, 1997 was $3.31 and $.6875 per share, respectively.

(2)  Ms. Loarie resigned from the Company effective February 7, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 12, 1997 by all persons known by the Company to be beneficial owners of more than five (5%) percent of its Common Stock, each director and nominee director of the Company and all officers and directors as a group.

                                             Amount and Nature
                                               of Beneficial           Percent
Name and Address *                             Ownership (1)           of Class
----------------                             ---------------------     --------

William M. Reiter, M.D.                            1,068,330 (2)(3)     19.4%

Fred Roa                                               6,200    (4)     **

John Marsh                                             2,500    (4)     **

Paul J. Cimoch, M.D.                                 513,987 (4)(5)      9.4%

Bradford Beilly                                       55,000    (6)     **

Sundance Venture Partners, L.P.                      280,000    (7)      5.0%

Floyd Kephart                                              0            **

Paul Merrigan                                              0    (8)     **

All officers and directors                         1,926,017            35.0%
as a group (7 persons)
--------------------

* All addresses are care of the Company at 2601 East Oakland Park Boulevard, 3rd Floor, Fort Lauderdale, Florida 33306, except as otherwise indicated.

**   Represents less than 1% of the Company's outstanding common stock.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2)  Includes 100,000 shares issuable under currently exercisable stock options.

(3) Excludes 370,370 shares which shall be issued to Dr. Reiter in connection with deferred compensation and which shall be issued after the Record Date.

(4)  Includes 10,000 shares issuable under currently exercisable stock options.

(5) Excludes 55,555 shares which shall be issued to Dr. Cimoch in connection with deferred compensation and which shall be issued after the Record Date.

(6) Includes 55,000 shares issuable under currently exercisable warrants and vested stock options.

(7) Consists of 280,000 warrants issuable under a warrant agreement exercisable at $2.50 per share.

(8) Excludes options exercisable at $.75625 per share which Mr. Merrigan shall receive under his employment agreement equal to 10% of the outstanding shares of the Company as of September 3, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     As described in Footnote 3 to the Company's Financial Statements, the Company in December 1991 acquired CSI, of which Dr. Reiter was then a 60% shareholder. Under the terms of that acquisition, the Company is was required to make certain payments of cash and stock to Dr. Reiter and the other former shareholders of CSI based upon CSI's earnings (as defined in the acquisition agreement) over the next two years. During fiscal 1993, the Company became obligated under the terms of the foregoing acquisition to issue Dr. Reiter 384,175 shares of its common stock and to pay him $1,311,316, of which $731,316 remains owing to him as of December 31, 1993. The Company has provided a guarantee to the former shareholders of CSI that sales of shares of the Company's common stock issued to them in connection with the Company's acquisition of CSI would generate certain specified minimum proceeds to them. The Company has granted a security interest in all of the outstanding common stock of CSI to these former shareholders in connection with these guarantees. These guarantees included the agreement of the Company to fund any loss realized by Dr. Reiter on any sales by him of approximately 720,000 shares that were issued to him by the Company at a price of approximately $1.00 per share if made within one year from the date of issuance and to pay Dr. Reiter with respect to approximately 60,000 shares previously issued to him an amount equal to the amount, if any, by which his net proceeds from any sales of these shares made within the next year are less than $5.12 per share (the defined market value at the time of the Company's acquisition of CSI). On December 5, 1994, the Company received a notice of default from the counsel for the former CSI shareholders together with a settlement proposal. The Board, excluding Dr. Reiter, after engaging outside legal counsel and extensive discussions, negotiated and agreed to a final settlement offer, which was ratified and approved by the Board of Directors. In January, 1995, the Board of Directors of the Company approved a settlement transaction with Dr. William Reiter, the Chairman and Chief Executive Officer of the Company, and the other CSI shareholders. The settlement transaction resulted from one actual default, two stock price guarantee obligations which, when the related shares were sold, would likely become defaults and the third year earn out which would require additional consideration to be paid to CSI shareholders. Pursuant to the settlement the CSI shareholders were issued 3,102,000 shares of common stock resulting from the third year earn out. The Company agreed to register 1,679,000 shares previously issued, and the Company issued to the CSI shareholders, a convertible note (the "Convertible Note") for the cash arising from the stock price guarantees, without selling such shares, and the cash portion of the 1995 earn out. The $3,193,000 Convertible Note bore interest at prime and is convertible into common stock at 70% of the market price at anytime after February 1, 1997. In February 1996, the Company?s Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) share of the Company?s common stock valued at $2.50 a share (post-split).

     In September, of 1996, Dr. Reiter, the Company?s Chairman of the Board and Chief Executive Officer loaned the Company $125,000 in order for the company to meet current commitments. In October through December approximately $96,000 of the loan has been repaid in August , 1997, he again loaned the Company $20,000 of which $4,000 was repaid by September 30, 1997 and a further $10,000 was repaid in November, 1997. Dr. Reiter also received during 1997 370,370 shares in satisfaction of $200,000 of deferred compensation.

     The CSI Foundation, Inc. is controlled by Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. Previously, the Foundation did not have assets to support the project and the Company continued to perform the research. During Fiscal years 1997, 1996 and 1995, the Company recorded expenses of $184,000, $192,,000 and $59,,000, respectively, related to the Foundation. Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter, collectively reimbursed the Company the sums of $0 (1997), $124,000 (1996), and $136,000 (1995) , respectively for services rendered to the Foundation. All such reimbursements and contributions to the Foundation were for ordinary charitable purposes.

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

10(b) Form of Modified Settlement, dated January 12, 1994, by and among Edward
      J. Kuriansky as claiming authority and Deputy Attorney General for Medicaid Fraud Control, Professional Care, Inc., the Company, Martin and Harriet Weissman, Israel Cohen and Arthur I. Goldberg as executor of the Estate of Arlene Cohen (9)

10(c) Lease Agreement dated December 21, 1984 between 125 East Bethpage
      Associates and the Company, as amended (3)(4)(6)

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

10(o) Consulting Agreement dated July 19, 1993 between J.D. Ross International and the Company and related Warrant (9)

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


---------------

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

                                     HEALTH PROFESSIONALS, INC.



Date: January 13, 1998               By:
     --------------------------         ---------------------------------------
                                         Paul F. Merrigan
                                         President and Chief Executive Officer



Date: January 13, 1998               By:
     --------------------------         ---------------------------------------
                                         Gary M. Cedeno, Chief Financial
                                         Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: January 13, 1998
     --------------------------         ---------------------------------------
                                         Fred Roa, Director

Date: January 13, 1998
     --------------------------         ---------------------------------------
                                         Paul F. Merrigan, Director

Date: January 13, 1998
     --------------------------         ---------------------------------------
                                         William Reiter, M.D., Director

Date: January 13, 1998
     --------------------------         ---------------------------------------
                                         Paul J. Cimoch, M.D., Director

                  Health Professionals, Inc. and Subsidiaries


                                      Index


Report of Independent Certified Public Accountants .........................F-2

Consolidated Balance Sheets, September 30, 1997 and 1996....................F-3

Consolidated Statements of Operations,
         Years Ended September 30, 1997, 1996 and 1995......................F-4

Consolidated Statements of Stockholders' Equity (Deficit),
         Years Ended September 30, 1997, 1996 and 1995......................F-5

Consolidated Statements of Cash Flows,
         Years Ended September 30, 1997, 1996 and 1995......................F-6

Notes to Consolidated Financial Statements..................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
and Stockholders of
Health Professionals, Inc.




         We have audited the accompanying consolidated balance sheets of Health Professionals, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Professionals, Inc. and subsidiaries at September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

         Also in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements and the schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, a deficit in stockholders' equity and has a cash deficiency from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.


Miami, Florida                                               BDO SEIDMAN, LLP
January 10,1998

                   Health Professionals, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996
                                    (Note 1)


                                                                      1997            1996
                                                                   -----------     -----------
ASSETS

CURRENT ASSETS:
    Cash                                                          $       --       $     49,000
    Accounts receivable, less allowance for doubtful
        accounts of $2,461,000 and $1,981,000,
        respectively  (Note 6)                                       2,782,000        3,425,000
    Inventory                                                           63,000          108,000
    Prepaid consulting fees, current portion (Note 9)                  171,000          115,000
    Prepaid expenses and other                                          31,000           46,000
                                                                  ------------     ------------
           Total current assets                                      3,047,000        3,743,000

EQUIPMENT, FURNITURE AND FIXTURES AND
    LEASEHOLD IMPROVEMENTS, net (Note 4)                               845,000        1,338,000
PREPAID CONSULTING FEES, less current portion (Note 9)                 102,000          145,000
COVENANTS NOT TO COMPETE, less accumulated amortization
    of $418,000 and $131,000 (Note 3)                                  158,000          419,000
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
    ACQUIRED, less accumulated amortization of
    $136,000 and $765,000 (Note 3)                                   2,287,000        6,134,000
OTHER ASSETS                                                           181,000          463,000
                                                                  ------------     ------------
           TOTAL                                                  $  6,620,000     $ 12,242,000
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY( DEFICIT)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 7)                   4,149,000        3,725,000
    Accrued salaries and payroll taxes                                 278,000          117,000
    Factoring line of credit (Note 6)                                1,312,000        1,100,000
    Current portion of long-term debt (Note 6)                         749,000          474,000
                                                                  ------------     ------------
               Total current liabilities                             6,488,000        5,416,000
                                                                  ------------     ------------
LONG-TERM DEBT, less current portion (Note 6)                        1,658,000        1,519,000
                                                                  ------------     ------------
LITIGATION, COMMITMENTS AND SUBSEQUENT EVENTS (Notes 8 and 13)
STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 6 and 9):
    Serial preferred stock, $1 par value;
        authorized 100,000 shares; issued - none                          --               --
    Common stock, $.02 par value; authorized
        25,000,000 shares; issued 7,246,000
           and 4,554,000  shares                                       145,000           91,000
    Additional paid-in capital                                      44,774,000       43,280,000
    Less:  4,000 shares of Treasury Stock at cost                      (42,000)         (42,000)
    Deficit                                                        (46,403,000)     (38,022,000)
                                                                  ------------     ------------

               Total stockholders' equity (deficit)                 (1,526,000)       5,307,000
                                                                  ------------     ------------
               TOTAL                                              $  6,620,000     $ 12,242,000
                                                                  ============     ============

                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
         Consolidated Statements of Operations Years Ended September 30,
                               1997, 1996 and 1995
                                    (Note 1)



                                                                1997               1996             1995
                                                                ----               ----             ----
REVENUES:
    Operating revenues                                       $  7,493,000     $  4,622,000     $  5,011,000
    Operating revenues - related
        parties (Note 10)                                            --          2,717,000        4,379,000
    Interest and other income                                       9,000           59,000          219,000
    Gain on sale of securities                                       --            166,000             --
                                                             ------------     ------------     ------------
                                                                7,502,000        7,564,000        9,609,000
                                                             ------------     ------------     ------------

COSTS AND EXPENSES:
    Direct service                                              4,111,000        4,053,000        4,165,000
    Selling, general and administrative
        (Note 8)                                                7,010,000        6,240,000        5,864,000
    Interest                                                      466,000          518,000          575,000
    Research and development (Note 10)                            362,000          403,000           20,000
    Provision for impairment of costs in
    excess of net assets of businesses acquired (Note 3)        3,934,000             --               --
    Provision (recovery) for loss on advances
        and other professional association
        reserves to related parties (Note 3)                         --           (765,000)          20,000
    Costs incurred in connection with litigation (Note 8)                           75,000           62,000
                                                             ------------    ------------     ------------
                                                               15,883,000       10,524,000       10,706,000
                                                             ------------     ------------     ------------

        NET LOSS                                             $ (8,381,000)    $ (2,960,000)    $ (1,097,000)
                                                             ============     ============     ============

        NET LOSS PER SHARE                                   $      (1.47)    $       (.96)    $       (.52)
                                                             ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                 5,683,000        3,092,000        2,089,000
                                                             ============     ============     ============


                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years Ended September 30, 1997, 1996 and 1995
                                 (Notes 1 and 9)



                                           Common Stock                             Additional
                                                                   Treasury           Paid-in
                                       Shares         Amount         Stock            Capital         Deficit           Total
                                       ------         ------       --------          ----------       -------           -----
Balances at
September 30, 1994                   1,845,000       $37,000       $(42,000)         $36,016,000   $(33,965,000)     $2,046,000

Earn Out Shares issued in
  lieu of cash (Note 3)                310,000         6,000               -              (6,000)             -               -
Shares Issued for Services              34,000         1,000               -              80,000              -          81,000
Net Loss                                     -             -               -                   -     (1,097,000)     (1,097,000)

Balances at
September 30, 1995                   2,189,000        44,000        (42,000)          36,090,000    (35,062,000)      1,030,000


Sale of Common Stock (Note 9)          500,000        10,000               -           1,990,000              -       2,000,000
Conversion of debt owed to
  former CSI shareholders
  to equity (Note 9)                 1,200,000        24,000              -            2,976,000              -       3,000,000
Acquisition of Chicago
  practice  (Note 3)                   246,000         5,000               -           1,078,000              -       1,083,000
Stock warrants issued
  at a discount (Note 9)                     -             -               -              42,000              -          42,000
Shares issued for services  (Note 9)   419,000         8,000               -           1,104,000              -       1,112,000
  Net Loss                                   -             -               -                   -     (2,960,000)     (2,960,000)

Balances  at
September 30, 1996                   4,554,000        91,000        (42,000)          43,280,000    (38,022,000)      5,307,000

Acquisition of Los Angeles
 practice (Note 3)                     168,000         3,000               -             379,000              -         382,000
Shares issued for services (Note 9)    300,000         6,000               -             213,000              -         219,000
Conversion of debt owed on
   debentures (Note 9)                 630,000        13,000               -             775,000              -         788,000
Conversion of liabilities to
 CSI shareholders to equity (Note 9)   463,000         9,000               -             241,000              -          250,000
Amendment and final determination
   of Chicago practice acquisition (Note 9)        1,131,000          23,000                   -        (23,000)              -   -
Amendment reallocating price for Chicago
   Practice acquisition (Note 9)             -             -               -            (297,000)             -        (297,000)
Warrants issued in connection
   with convertible loans (Note 9)            -            -               -             122,000              -         122,000
Options issued to employees                   -            -               -              84,000              -          84,000
Net Loss                                      -            -               -                   -     (8,381,000)     (8,381,000)
                                              ------  ------         -------              ------         ------          ------
Balances at
September 30,1997                    7,246,000      $145,000       $(42,000)         $44,774,000   $(46,403,000)    $(1,526,000)
                                     =========      ========       =========         =========== ===============    ============



                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1997, 1996 and 1995
                               (Notes 1, 9 and 11)


                                                                            1997           1996              1995
                                                                         -----------    ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                             $(8,381,000)    $(2,960,000)    $(1,097,000)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            550,000         565,000         504,000
    Amortization of goodwill and covenants                                   634,000         309,000         149,000
    Provision (recovery) for bad debts                                       938,000        (765,000)        320,000
    Provision for impairment of costs
           in excess of net assets acquired                                3,934,000            --              --
    Securities issued for services                                            47,000         852,000          81,000
    Options issued to employees                                               84,000            --              --
    Securities issued as additional consideration in connection
       with the conversion of debt                                           318,000            --              --
    (Decrease) increase of lease obligation reserves                        (455,000)       (106,000)        141,000
Loss on Disposal of Fixed Assets                                              72,000            --              --
    Change in assets and liabilities, net of effects of acquisitions:
    (Increase) in accounts receivable                                       (295,000)       (730,000)     (1,884,000)
    Decrease  (increase) in inventory                                         45,000          (2,000)        174,000
    Decrease (increase)  in prepaid expenses and
      other                                                                  152,000         (31,000)        97, 000
    Decrease( increase)  in other assets                                     282,000        (195,000)        (11,000)
    Increase in accounts payable
       and accrued expenses                                                  446,000         859,000         218,000
    Increase(decrease)  in accrued salaries
           and payroll taxes                                                 411,000        (111,000)         46,000
                                                                         -----------     -----------     -----------

      Net cash (used in) operating activities                             (1,221,000)     (2,315,000)     (1,262,000)
                                                                         -----------     -----------     -----------

INVESTING ACTIVITIES:
    Collection of notes receivable                                              --           683,000       1,404,000
    Cash paid for acquisition of medical practices                              --           (72,000)           --
    Capital expenditures, net                                               (109,000)       (444,000)       (135,000)
                                                                         -----------     -----------     -----------
    Net cash (used in) provided by investing activities                     (109,000)        167,000       1,269,000
                                                                         -----------     -----------     -----------
FINANCING ACTIVITIES:
    Repayment of long-term debt and
      current  maturities                                                   (500,000)       (887,000)       (645,000)
    Proceeds from long-term  debt                                          1,569,000         682,000            --
    Proceeds from sales of common stock                                         --         2,000,000            --
    Cash received from Factor, net                                           212,000         382,000         618,000
                                                                         -----------     -----------     -----------
        Net cash provided by (used in)
             financing activities                                          1,281,000       2,177,000         (27,000)
                                                                         -----------     -----------     -----------

NET (DECREASE)INCREASE IN CASH                                               (49,000)         29,000         (20,000)
CASH, BEGINNING OF PERIOD                                                     49,000          20,000          40,000
                                                                         -----------     -----------     -----------

CASH, END OF PERIOD                                                      $         0     $    49,000     $    20,000
                                                                         ===========     ===========     ===========

                 See notes to consolidated financial statements.

1. GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $8,381,000, $2,960,000 and $1,097,000 for each of the three years in the period ended September 30, 1997, respectively. In addition, the Company used $1,221,000 of cash for its fiscal 1997 operations, has negative working capital of $3,441,000 and has a deficit in stockholders' equity of $1,526,000. In order to remain a going concern the Company must obtain additional sources of cash and ultimately achieve profitable operations. The Company's plans for raising additional sources of cash primarily rely on (1) obtaining a strategic partner who will provide capital to the Company while also offering certain operational opportunities; and/or, (2) obtaining an investment partner to further develop certain technology owned by the Company. While additional sources of cash are being pursued, the Company intends to further down size operations, thereby reducing costs while attempting to increase market share for the existing clinics until operations can produce positive cash flow. No assurances can be made that the Company can obtain additional sources of cash or that operations can produce a positive cash flow.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems by raising additional cash and by achieving profitable operations as set forth above. Working capital limitations continue to impinge on day-to-day operations, thus, contributing to continued operating losses. The continued support of the Company?s creditors will be required, although this is not assured.

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

    Asset Impairments - During fiscal 1997, the Company adopted Financial Accounting Standard Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets to be Disposed" of which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company estimates the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. The Company determines the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company discounts the expected future cash flows of such assets.

    Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, effective October 1, 1993 and elected not to restate financial statements for prior periods. The statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The adoption of Statement No. 109 did not have a material effect on the accompanying consolidated financial statements.

    Stock Based Compensation - On October 23, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for financial statements for fiscal years beginning after December 15, 1995. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No. 25. The Statement does not require an entity to adopt the new fair value based method of accounting as it relates to employees for the purpose of preparing its basic financial statements. Entities which retain the APB Opinion No. 25 method of accounting will be required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company currently does not intend to adopt the Fair-Value Method provided in Statement No. 123.

    Reclassifications - Certain reclassifications to the prior year consolidated financial statements have been made to conform to the 1997 presentations.

    Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Future Accounting Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," issued in February 1997, replaces the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with APB Opinion No. 15. The Statement will be effective for financial statements issued by the company after December 15, 1997. The impact of SFAS No. 128 is not expected to be material.

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial

    Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

    Both SFAS No. 130 and 131, issued in June 1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

3.  ACQUISITION OF CSI AND MEDICAL PRACTICES

    On December 23, 1991, the Company acquired 100% of the outstanding common stock of the Center for Special Immunology, Inc. ("CSI"). The purchase price was $400,000 in cash, and unregistered shares of Common Stock of $600,000, based upon the quoted market price (valued at $330,000 since such shares are not freely tradeable). In addition, the acquisition agreement provided for contingent consideration based upon the earnings of CSI for each of the three years in the period from April 1, 1992 through March 31, 1995. For the year ended March 31, 1994, no additional consideration was required. The final year was calculated at two and one half times the increase in after tax earnings, as defined, for the year ended March 31, 1995 over the year ended March 31, 1993, or two and one half times the base year earnings amount if funds were not made available during the year ended March 31, 1994 to CSI to open three new facilities. As funds were not made available during the year ended March 31, 1994 to open three new centers, the minimum additional consideration of $1,616,000 was recorded at September 30, 1994 as additional consideration due resulting in an increase in "Costs in excess of net assets of business acquired." The amount of additional consideration in each year was to be payable 40% in cash and 60% in stock. The number of shares is based upon the market value of the Company's stock. Any unregistered shares issued in connection with the acquisition have a one year price guarantee (protection year) following the date on which the shareholders may first sell any of the acquired shares. If any such shares are sold at less than $5.12, or such lower amount, the Company is obligated to pay the difference in cash, subject to certain adjustments, one year after the expiration of the protection year.

    The Company, may at its option make the cash portion of the contingent payments in common stock of the Company based upon the then prevailing market value per share. (See Note 9)

    In fiscal 1992 to 1995, the Company recorded aggregate reserves of $925,000 related to estimated losses on cash advances and trade receivables from the medical practices. In early fiscal 1996, the related party physicians collateralized the cash advances with specific security and a $765,000 recovery was recorded.

    From 1991 to part of fiscal 1996, the Company's services to the above medical practices were conducted under the terms of contractual agreements, whereby fees were earned by the Company for specific services and the underlying medical practices remained under the ownership of physicians. During fiscal 1996, the Company's Board of Directors decided, as a result of the recent permissibility of corporations to practice medicine in certain states, among other factors, to purchase the underlying medical practices and to release the collateral discussed above. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami, Florida from the Chairman of the Company's Board of Directors, on April 1, 1996, purchased the medical practice in Chicago, Illinois from its physician owner, and on September 30, 1996, purchased the Irvine, California medical practice from a stockholder and member of the Board of Directors of the Company. The purchase price of each location approximated one year's net revenues (based upon the prior one year's net revenues for the California and Florida practices and upon the next years estimated net revenues for Illinois). The Florida medical practices were acquired for $1,366,000, of which $1,300,000 was comprised of amounts then due to the Company from the medical practices with the balance paid in cash. The Chicago practice was acquired for $1,873,000, which was comprised of $786,000 in shares (valued at fair value) of the Company's common stock and a purchase money obligation payable of $750,000 and cancellation of amounts owed the Company of $337,000. As of September 30, 1996, the Company issued 246,000 shares of common stock and during year ended September 30, 1997, based upon an amendment of the original acquisition agreement, a further 1,131,000 shares were issued. The amended agreement decreased the value of the shares to be issued from 80% of the acquisition price to 60%. The Irvine, California medical practices were acquired for $2,309,000, of which

    $2,303,000 was comprised of amounts then due to the Company from the medical practice with the balance in cash. In connection with the transaction, the selling stockholders, each of whom are physicians, businesses acquired and elimination of intercompany transactions as if the Company had acquired all of the practices on October 1, 1995 and October 1, 1994.entered into non-compete agreements with the Company for two years for Florida, Illinois, and California which are valued at $250,000, $150,000 and $150,000, respectively, in the accompanying balance sheet. Costs in excess of net assets acquired in connection with the above fiscal 1996 transactions aggregated $992,000, $1,445,000, and $876,000, for Florida, Illinois and California, respectively.

    The following is a proforma summary of consolidated results of operations after giving effect to proforma amortization of costs in excess of net assets of businesses acquired and elimination of intercompany transactions as if the Company had acquired all of the practices on October 1, 1995 and October 1, 1994.

                                    Year Ended September 30,
                                      1996             1995
                                      ----             ----
                                   (unaudited)      (unaudited)

     Revenues                     $  8,551,000     $ 11,170,000
     Net Loss                     $ (2,527,000)    $   (628,000)
     Net Loss per common share    $      (0.82)    $      (0.30)

    On October 28, 1996, the Company purchased a medical practice located in Los Angeles, California for $382,000. The acquisition price for the practice was paid with 168,000 shares of the Company?s common stock (valued at estimated fair value) and will be supplemented by an earn-out. The earn-out will also be paid in Company shares and will be calculated at 75% of collected revenues derived from specified services provided to new patients during the one year period commencing after the effective date of the practice operations transfer. The earn-out stock will be valued at 70% of the average market closing price calculated during the 20 trading days preceding the close of the earn-out period. Costs in excess of net assets acquired in connection with the above fiscal 1997 transaction aggregated $337,000.

    Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the Company has determined that the carrying amount of the excess cost over net assets of businesses acquired for certain acquisitions may not be recoverable. The resultant impairment has necessitated a write-down of $3,934,000.

4.  EQUIPMENT, FURNITURE AND FIXTURES AND LEASEHOLD IMPROVEMENTS

    Equipment, furniture and fixtures and leasehold improvements consist of the following:


                                                           Useful           September 30,
                                                        Lives (Years)    1997          1996
                                                        -------------    ----          ----
Equipment, furniture and fixtures                          5 - 7      $2,083,000    $2,561,000
Assets under capital lease obligations                     5 - 7         164,000       325,000
Leasehold improvements                                     1 - 12        625,000       176,000

                                                                       2,872,000     3,062,000
        Less accumulated depreciation  and amortization                2,027,000     1,724,000
                                                                      ----------    ----------
                                                                      $  845,000    $1,338,000
                                                                      ==========    ==========


5.  INCOME TAXES

      The Company has not recorded any expense for Federal or state income taxes for the years September 30, 1995 through September 30, 1997, due to the existence of tax losses for all applicable periods.

      The Company has investment and other tax credit carryforwards, and net operating loss carryforwards of approximately $600,000 and $32,000,000, respectively, expiring through the year 2012. The net operating loss is subject to an annual limitation of approximately $1,300,000 based upon certain ownership changes.

Deferred income taxes are comprised of the following:

                                          Year ended       September 30,
                                             1997              1996
                                          ------------      ---------

Loss carryforwards                        $ 11,800,000     $ 10,500,000
Tax credit carryforwards                       600,000          600,000

                                            12,400,000       11,100,000

Deferred tax asset valuation allowance     (12,400,000)     (11,100,000)
                                          ------------     ------------
Net deferred tax asset                    $        --      $         --
                                          ============     ============

      Realization of any portion of the net deferred tax asset is not considered to be more likely than not and accordingly, a valuation allowance has been provided for such amount.

6.  LONG-TERM DEBT AND FACTORING LINES OF CREDIT

      Long-term debt consists of the following:

                                                                 September 30,
                                                              1997           1996
                                                            --------       --------
        Due to Officer (a)                                 $   16,000    $  125,000
        Notes Payable, less unamortized
        Discount of $300,000 and $36,000  respectively(b)   1,322,000       664,000
        Medical practice purchase obligation (c)              648,000       355,000
        Lease obligation (d)                                   51,000       474,000
        Capital leases                                        164,000       199,000
        Other (e)                                             206,000       176,000
                                                           ----------    ----------
                                                            2,407,000     1,993,000

           Less current portion                               749,000       474,000
                                                           ----------    ----------
                                                           $1,658,000    $1,519,000
                                                           ==========    ==========


    (a) In September, of 1996, the Company's Chairman of the Board and Chief Executive Officer loaned the Company $125,000, due upon demand and bearing interest at 8.25% per annum in order for the Company to meet current commitments. This loan was repaid during year ended September 30, 1997. In August 1997, he again loaned the Company $20,000 of which $4,000 was repaid by September 30,1997 and a further $10,000 was repaid by November 1997.

    (b) On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provide for payments of interest at 12% per annum for the first twenty-four months and at 13% per annum for the next twelve months, followed by quarterly payments of principal and interest at 15% through December 2000. The funds were utilized for working capital. From October 1996 to August 1997, the Company received $1,171,000 in cash proceeds from $1,351,000 in convertible loans less original issue discounts of $180,000. Of these loans $925,000 bear interest at 5% and $426,000 at 7% interest. Furthermore $551,000 of the loans mature between April to August 1999 and $800,000 mature between August to November 2001. The loans are convertible at 70% of the fair value of the stock on the day preceding the conversion (Note 9). During 1997, the Company accrued approximately $42,000 of interest to the balance of these loans.

    (c) In connection with the purchase of the Chicago, Illinois medical practice, the Company issued a $750,000 note payable bearing interest at 5% per annum, payable in 22 monthly installments of principal and interest through April, 1999.

    (d) Lease obligations consist of accruals for office space leases with reduced rents in early years to straight-line rent expense over the life of the lease. At September 30, 1997 and 1996 the Company had obligations of $ 52,000 and $474,000, respectively. During 1997 and 1995 the Company had settlements with landlords in the amounts of ________ and $97,000, respectively. In connection with the settlements with the landlords the Company wrote off lease reserves of approximately $347,000.

    (e) Included in the current portion of long term debt are proceeds from a loan of $200,000, bearing interest at prime plus 4% which matured in September 1997, but remains unpaid as of January 10, 1998. Negotiations are being made to extend the due date of this loan (Note 9).

    Payments required on long-term debt and lease obligations during each of the five years subsequent to September 30, 1997 are as follows:

                 Year Ending
                September 30
                   1998                          $   749,000
                   1999                              900,000
                   2000                              255,000
                   2001                              468,000
                   2002                               35,000
                                                 -----------
                   Total                         $ 2,407,000
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

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Included in accounts payable and accrued expenses are Therapeutics and Home Health expenses of approximately $1,077,000 at September 30, 1997, and $266,000 at September 30, 1996. No other items included therein exceed 5 percent of total current liabilities.

8.  LITIGATION AND COMMITMENTS

      (a) During 1993, the SEC advised the Company that it had commenced a formal investigation of potential securities law violations in connection with certain trading activity in the Company's stock and requested certain information from the Company and certain of its officers in connection with that investigation. The Company, and the officers have complied with these requests.

           While management believes that it has been successful in the matter mentioned above, there is no assurance that there will not be a material adverse effect on the financial condition or results of operations of the Company and the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      (b) In November 1997, two of the Company's lenders filed suit against the Company for failing to comply with the conversion features of the convertible loans. Management believes that this matter will be resolved and such result will not have a material adverse affect on the consolidated financial statements of the Company.

      (c) The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these matters will not materially affect the consolidated financial statements of the Company.

      (d) Employment Agreements - The Company has an employment agreement with a key executive for an initial term ranging of 3 years and at annual salary of $275,000 , subject to annual increases and incentive bonuses in some instances. Future minimum commitments under this agreements are as follows:

              Year Ending
             September 30,
                1998                                276,000
                1999                                291,000
                2000                                278,000
                                                   --------
                                                   $845,000
                                                   ========

      (e) Operating Leases - The Company is obligated under operating leases for the use of its office facilities. Office leases provide for rent increases due to escalation of real estate taxes and cost of living.

           Future minimum payments on operating leases with non cancelable terms in excess of one year at September 30, 1997 are:


             Year Ending
             September 30,
                1998                                   $   540,000
                1999                                       544,000
                2000                                       551,000
                2001                                       400,000
                2002                                       294,000
                                                           -------
                                                        $2,329,000
                                                        ==========


           Aggregate rental expense under operating leases was approximately $536,000, $812,000, and $810,000, for the years ended September 30,
           1997, 1996, and 1995 respectively.

9.  STOCKHOLDERS' EQUITY

           Reverse Stock Split-On April 19, 1996, the stockholders approved a one-for-ten reverse stock split. All share and per share data in the accompanying financial statements reflect the effects of the reverse stock split for all periods presented.

           Stock Option Plan- At September 31, 1997, the Company has one Employee Stock Option Plan which is described below. The Company applies APB opinion 25 and related Interpretations in accounting for its plan. Compensation costs charged against income for its employee stock option plans was $84,000, $0 and $0, for fiscal years ended September 30, 1997, 1996 and 1995 respectively. Had compensation costs for the Company's Stock Option Plan been determined based on the Fair Value at the grant dates for awards under those plans consistent with the method of FASB statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                 1997               1996            1995
                                                 ----               ----            ----
           Net Income      As reported         $8,381,000        $2,960,000      $1,097,000
                            Proforma           $8,827,000        $2,983,000      $2,107,000

           Loss Per Share  As reported             $(1.47)            $(.96)         $ (.52)
                           Proforma                $(1.55)            $(.97)         $(1.00)


           The Company has a stock option plan which provides for the granting of options to its employees for up to 600,000 shares of common stock. The exercise price of the option equals the market price of the Company?s common stock on the date of the grant and an options maximum term is 5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: no dividend yield for all years; expected volatility of 46.5 percent in all years, risk-free interest rates of 6.2 , 6.8 and 6.0 percent for the option plan; and expected lives of 5 years for the option plan.

           A summary of the status of the Company?s stock options and warrants as of September 30, 1995, 1996 and 1997, and changes during the years ended on those dates is presented below:


                                       1995                             1996                       1997
                              ---------------------------     --------------------------   --------------------------
                              Shares     Weighted-Average     Shares    Weighted-Average   Shares    Weighted-Average
Options and Warrants                      Exercise Price                  ExercisePrice               Exercise Price

O/S @ beginning of year        99,625     $      297          52,950      $       66          62,950     $  48
Granted                        51,000             50          10,000               5      1 ,235,734         1
Exercised                        --             --              --              --              --        --
Forfeited                     (98,575)           291            --              --          (101,600)      (40)

O/S @ End of year              52,950             66          62,950              48       1,197,084         1


Options and Warrants
Exercisable
at year-end                    52,950                         62,950                         833,331


Weighted-Average
fair value
Of Options and
Warrants Granted
during the Year              $  19.46                     $     2.28                      $     0.94




The following table summarizes information about stock options and warrants outstanding at September 30, 1997.


                          Options and Warrants Outstanding                         Options and Warrants Exercisable
                         Number     Weighted-Average                                  Number
Range of               Outstanding     Remaining      Weighted-Average                Exercisable  Weighted-Average
Exercise Prices        at 9/30/97   Contractual Life   Exercise Price                 at 9/30/97    Exercise Price

$ .50                    125,000        4.8 years         $  .50                        125,000           $  .50
$ .75 to $ 1.00        1,047,084        4.8 years         $  .82                        683,371           $  .86
$ 1.25                    25,000        5.0 years         $1 .25                         25,000           $ 1.25
                       ---------                                                        -------
                       1,197,084                                                        833,371
                       =========                                                        =======


      Warrants - As of September 30, 1997, warrants initially issed in the Company's 1991 public offering remain outstanding to acquire 57,256 shares of the Company's common stock, exercisable at $53.50 per share through 1998. In connection with the Company's 1996 loans from SunDance, the Company issued SunDance warrants to acquire 280,000 shares of common stock exercisable at $2.50 per share through January 2001, which were valued at fair value of $42,000. In July 1997, warrants were issued in connection with a loan to acquire 100,000 shares of common stock exercisable at $.50 per share through July 2000, which were valued at fair value of $24,000. In August 1997, warrants were issued in connection with certain covertable loans to acquire 133,334 shares of common stock exercisable at $.50-$1.25 per share through August 2000 which were valued at fair value of $98,000. These warrants were recorded as original issue discounts.

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

      In October,1993, the Company issued warrants to purchase 10,000 shares of common stock exercisable over a period of five years at $13.75 per share. These warrants were issued to the Company's internal general counsel (5,000) and a litigation attorney (5,000). In February 1994 the 5,000 warrants issued to the litigation counsel were cancelled. In December 1995, the 5,000 warrants given to the Company's general counsel were modified to change the exercise price to $5.00 per share.

      At September 30, 1997, the Company has reserved 1,197,084 shares of common stock for issuance upon exercise of outstanding options and warrants.

      Conversion of Debt to Equity- In February 1996, the Company?s Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company?s common stock valued at $2.50 a share (post-split). In April 1997, the Board of Directors agreed to convert $470,000 worth of convertible loans into 630,000 shares of the Company?s common stock and recorded $318,000 as additional cost in connection with this conversion.

      Sale of Common Stock - On May 3, 1996, the Company completed a selling agreement with Societe Financiere du Seujet, LTD., a foreign investment banking concern, pursuant to Regulation S in which the Company sold 500,000 shares of common stock for $2,000,000.

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

      During fiscal 1997, the Company issued 168,000 shares of common stock valued at $382,000 towards the purchase of a medical practice in Los Angeles, 1,131,000 shares were issued for the purchase of the Chicago medical practice, 200,000 shares valued at $94,000 were issued in exchange for legal services rendered, 100,000 shares valued at $125,000 were issued for consulting services rendered, and 463,000 shares were issued in exchange for liabilities amounting to $250,000 owed to CSI shareholders.

10. SIGNIFICANT CUSTOMERS AND RELATED PARTIES

      One of the medical professional corporations that was under contract prior to the sale to the Company on January 1, 1996 with CSI was controlled by the Chairman of the Board and one was controlled prior to its sale to the Company on September 30, 1996 by another individual who was a founder of CSI, both of whom are physicians. Revenues derived by CSI directly from those professional corporations amounted to $0, $2,717,000, and $4,379,000, or 0%, 37% and 47% of operating revenues from continuing operations for the years ended September 30, 1997, 1996 and 1995 respectively.

      The CSI Foundation, Inc. is controlled by the Chairman of the Board and two other stockholders and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. During Fiscal years 1997, 1996, and 1995, the Company recorded expenses of $184,000, $192,000 and $59,000, respectively to the Foundation and was reimbursed by the stockholders the sums of $0 , $124,000 and $136,000, respectively. All such contributions to the Foundation were for ordinary charitable purposes.

11. CASH FLOWS

      Supplemental disclosures of cash flow information:


                                                                   Year Ended September 30,
                                                            1997               1996               1995
                                                         ----------         ----------           -------
      Cash paid during the year for:
      Interest (no amounts were capitalized)             $255,000           $ 249,000           $338,000


      Supplemental schedule of noncash investing and financing activities:

      1996

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

      1997

      During fiscal 1997, the company entered into an addendum to an agreement to purchase the Chicago medical practice. The addendum among other things changed the amount of consideration to be paid in shares of the company's common stock From 80% to 60% of the total purchase price. This change resulted in a reduction of additional paid in capital of $320,000. In addition the Company issued 1,131,000 shares in connection with the acquisition.

      During fiscal 1997, $470,000 of convertible loans were converted into 630,000 shares of common stock. In connection with the conversion the Company recorded $318,000 of additional cost.

      During the year the company issued 463,000 shares of common stock in satisfaction of $250,000 of certain liabilities owed to three officers of the company.

      During fiscal 1997, the company issued 100,000 shares of common stock valued at $125,000 as a prepayment of consulting fees. In addition the company issued 200,000 shares of common stock valued at $94,000 for legal services rendered during the year

      During the year the Company acquired a medical facility in Los Angeles for which 168,000 shares of common stock were issued. The stock was valued at $2.275 per share, the guaranteed per share price stipulated in the purchase agreement.

      During fiscal 1997, the Company issued 233,334 warrants valued at $122,000 in connection with certain loans.

      12. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist principally of cash, accounts receivables, prepaid expenses and current payables and long-term debt. The carrying value of such financial instruments approximate fair value. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

      13. SUBSEQUENT EVENTS

      During October and November 1997, The Company received proceeds of $300,000 in convertible loans in a Regulation S transaction. Of these loans $250,000 bears interest at 5% and $50,000 was at 8% interest. The loans will mature in October and November 1999. In connection with these loans, the Company issued warrants to acquire 125,000 shares of common stock exercisable at $.50 per share through October 2002 and 12,500 shares of common stock exercisable at $1.00 per share through November 2002.

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



      Column A                           Column B                    Column C      Column D      Column E
      --------                           ---------                   --------      --------      --------
                                                                     Additions

                                         Balance at    Charged to    Charged                          Balance
                                         beginning     costs and     to other                          at end
Description                              of period     expenses      accounts         Deduction       of period

Year ended September 30, 1997:
   Allowance for doubtful
      accounts                          $1,981,000    $  938,000     $     --         $(458,000)A    $ 2,461,000
Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  765,000    $  347,000           --         $(976,000)B     $  136,000
Accumulated amortization of
covenants not to compete                $  131,000    $  287,000     $     --         $     --        $  418,000


Year ended September 30, 1996:
   Allowance for doubtful
accounts                                $1,702,000    $ (765,000)    $1,044,000(C)    $     --        $1,981,000
   Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  587,000    $  178,000     $     --         $     --        $  765,000
   Accumulated amortization of
Covenants not to compete                $     --      $  131,000     $  131,000

Year ended September 30, 1995:
   Allowance for doubtful
    accounts                            $1,382,000    $  320,000     $     --         $     --        $1,702,000
   Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  438,000    $  149,000     $     --         $     --        $  587,000



(A) Write-off of uncollectible receivables, net of recoveries.
(B) Write-off of accumulated amortization relating to costs in excess of net assets of businesses acquired included in provision for impairment.
(C) Allowances acquired upon purchases of medical practices.