Form 10-K/A
period 1997-09-30
HEALTH PROFESSIONALS INC /DE
filed 1998-01-16
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K/A

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

     YES   |X|                                           NO _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of January 9, 1998, the aggregate market value of voting stock held by non-affiliates of Health Professionals Inc. (the "Company") was $ 1,413,000.

     As of December 31, 1997, the number of shares outstanding of the Company's Common Stock, par value $.02 per share, was $5,445,000.



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

     Organization and Operation

     The Company through CSI owns and operates 5 facilities (hereinafter the "Clinical Treatment Facilities"), located in Ft. Lauderdale, Fla., Miami, Fla., Chicago, Ill., Irvine, CA, and Los Angeles, CA. CSI Clinical Laboratories, Inc. ("CSI Clinical Laboratories") is a licensed clinical laboratory that currently provides services to CSI's network of clinical facilities. CSI Therapeutics, Inc. ("CSI Therapeutics") provides pharmaceutical distribution, home care and infusion care in connection with the operation of CSI's facilities. CSI Clinical Trials, Inc. ("CSI Clinical Trials") conducts multi-center clinical trials for biotechnology and pharmaceutical companies as well as its own internally developed treatment protocols. CSI Managed Care, Inc. ("CSI
Managed Care") markets and administrates managed care contracts with third party payers, including preferred provider organizations, health maintenance organizations and self insured organizations.

     Each of the Clicinal Treatment Facilities is owned by a wholly-owned subsidiary of CSI. In states where the corporate practice of medicine is permitted, CSI employs physicians to render medical services to its patients. In states where the corporate practice is not permitted, a medical professional association (the "PC") enters into an Independent Practice Affiliation Agreement
(IPAA) with CSI to utilize the facility in order to provide care to its patients with immunological and related diseases. The Company had IPAA for utilization of each of these facilities prior to January 1, 1996. On January 1, 1996, the Company purchased the medical practices affiliated with the Fort Lauderdale and Miami facilities. On April 1, 1996, the Company purchased the medical practice affiliated with the Chicago facility. On September 30, 1996, the Company created a Management Service Organization in California, which purchased the medical practice operations affiliated with the Irvine and Los Angeles, California facilities.

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

     Under the IPAA'S, (i) facility management fees are charged to the PCs by CSI at cost plus 10% on direct expenses and corporate overhead. Network participation fees are charged to the PCs at 10% of net PC revenues; (ii) CSI was reimbursed for a portion of its corporate overhead related to other services provided to the facilities through December 31, 1995;(iii)CSI received a network participation fee equal to 7 1/2% percent of the total net revenues of the PC for provided medical and related sources, including hospital procedure revenues, clinical practice revenues and in office therapeutic revenues, through December 31, 1995; and (iv) On January 1, 1996, CSI combined the corporate overhead and network participation fee into one network participation fee, representing 10% of the total net revenues of the PC. Revenues increased in fiscal year 1996 and 1997 under the new form of contract and management believes the new contracts provided for an improved business relationship with the PC's.

     The purchases of the Fort Lauderdale, Miami, Chicago, Irvine and Los Angeles practices have substituted the fees charged on direct expenses, and network participation fees for patient revenues. Management believes that by owning these practices not only will the Company increase its revenues, but the Company will be able to better control the operations of the medical practices. In April 1996, the Fort Lauderdale clinic's independent contractor physician relocated to an unaffiliated practice in Fort Lauderdale and took with him a majority of the Fort Lauderdale facility's patients. The Company has relocated the Fort Lauderdale Clinical Treatment Facility and has instituted a market program to rebuild the patient base of this facility.

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

     The Ryan White Care Act was introduced in 1990 as a means of providing primary care and support services to medically indigent HIV patients through federal funding. Ryan White support accounts for over $205 million in annual funding, which is apportioned to areas hardest hit by the epidemic. Broward County's 1996 share of Ryan White funding is approximately $5.8 million. This marks the first time that CSI has applied for government funding designated for the treatment of HIV/AIDS patients. Following the success of its first application, CSI intends to expand its participation in the Ryan White program and apply for such grants for all of its sites nationally. The Company has applied for an additional grant for its Fort Lauderdale facility and for an initial grant for its Miami Clincial Treatment Facility. The Company can give no assurances that additional grants will be awarded.

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

     In addition to the corporately owned medical practices and the IPAA's which are in place in CSI's company owned facilities, CSI has developed a form of Independent Practice Affiliate Agreement for its affiliations with medical practices that own and operate their own facilities (hereinafter the "Privately Owned Facility IPAA"). Under the Privately Owned Facility IPAA, CSI offers the Independent Practice Affiliate a variety of services with the option of utilizing some or all of the cognitive, research, and practice management services which CSI makes available to its wholly owned facilities. CSI does not own an interest in or control any of the Privately Owned Facilities. The Privately owned Independent Affiliate may contract to utilize any or all of the following services:

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

     Support Services

     In addition to providing and updating treatment and research protocols, CSI also offers other ancillary support services to its facilities. These currently include laboratory, pharmaceutical distribution, home care, out-patient infusion services, clinical trial services and a managed care network. These ancillary support services consist of the following:

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

     The company has ongoing clinical trials with the Immune Response Corporation's HIV-1 Remune(TM) and Dupont Merck's Sustiva(TM). Enrollment in Remune(TM) is closed and retention of patients will have a material effect on revenues throughout the year. The Sustiva(TM) clinical trial is expected to have ongoing enrollment throughout the second and third quarter of 1998. Enrollment and retention of patients in the Sustiva(TM) clinical trial will have a material effect on revenues throughout the year. It is anticipated that both of these clinical trials will continue through the end of 1998.

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

ITEM 2.  PROPERTIES

     The Company is obligated pursuant to lease agreements for the following offices:

                                                     Annual
                                         Square      Lease           Expiration
                                         Feet        Payment         Date
                                         -------     -----------     -----------


Corporate Office- Ft. Lauderdale, FL      7,044      $118,614 (1)      2001

Fort Lauderdale - Medical Office          5,500      $ 59,139 (2)      2002

Irvine, CA                                4,550      $133,966 (3)      2002

Miami, FL                                 4,255      $ 88,568          2000

Chicago, IL                               3,787      $113,494 (4)      2002

Los Angeles, CA                           2,400      $ 26,208 (5)      1998



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Prior to January 9, 1998, the Company's common stock, par value $.02 per share common stock, was traded on the American Stock Exchange ("AMEX") under the symbol "HPI". The Company's Common Stock was suspended from trading on the AMEX from February 17, 1995, to September 29, 1995 and during such period was traded on the over-the-counter market. From September 29, 1995 through January 9th, 1998 the Company's common stock was traded on AMEX, however, during this period the Company was still unable to fully satisfy all of the financial guidelines for listing on the AMEX and after notice to the Company, a delisting procedure was implemented by AMEX. Although the Company contested the delisting efforts by AMEX, ultimately on January 1, 1998 the Company received final notice from AMEX that its common stock would be delisted from AMEX effective on January 9, 1998.

     On January 9, 1998, the company's common stock commenced trading on the NASDAQ bulletin board and the Company intends to apply for trading on NASDAQ'S small cap exchange as soon as it is able to meet the necessary qualifications.


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

1998
         October 1-December 31, 1997     1 3/16      1/2

ITEM 6.  SELECTED FINANCIAL DATA



                       (dollars in thousands, except per share data)

                                                                   Fiscal Year Ended
                                                                     September 30,
                                                             ---------------------------------
                                 1997          1996          1995          1994           1993
                                 ----          ----          ----          ----           ----


Operating revenues              $ 7,493       $ 7,339       $ 9,390       $ 7,802       $ 7,994

Loss from continuing
 operations                     (8,381)       (2,960)       (1,097)       (9,092)       (2,571)
(Loss) from
   discontinued operations         --            --            --            --          (1,093)

Net (loss)                      (8,381)       (2,960)       (1,097)       (9,092)       (3,664)

Net (loss) per share (1):
 From continuing
   operations                   ( 1.47)         (.96)         (.52)        (4.86)        (1.72)
 From discontinued
   operations                      --            --            --            --            (.73)

 Net (loss) per share           ( 1.47)         (.96)         (.52)        (4.86)


                                                                         As of September 30,
                                                                    -----------------------------
                                          1997        1996          1995        1994         1993
                                          ----        ----          ----        ----         ----

Balance Data Sheet:
Working capital (deficit)              $ (3,441)    $ (1,673)    $    298    $   (921)    $    (28)


Total assets                              6,620       12,242        9,634      10,438       16,243

Long term debt, including
 capitalized lease
 obligations (less current portion)       1,658       1,519        4,365       4,119        1,489

Stockholders' equity(deficit)            (1,526)        5,307        1,030       2,146       10,941

Book value per share                       (.21)        1.17          .47        1.16         7.31


NOTE: Fiscals 1997 and 1994 include a $3,934,000 and a $4,000,000 write down of the excess cost over the net assets acquired and in fiscal 1994 a $1,000,000 provision for a note discount.

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

     The Company's business objective is to continue to build revenue from clinical care treatment through both the internal expansion of its existing patient base at all currently operating CSI Clinical Treatment Facilities and by increasing its number of facilities through the acquisition of already existing practices. The Company has targeted for acquisition medical practices that are operating with the same fundamental treatment strategies to CSI's treatment strategies Management believes that the expansion of its clinical practice network will both increase its revenue base and increase the number of patients eligible to participate in Clinical Drug Trials.

     The Company's clinical research division has recently signed Clinical Research Agreements with Dupont, Merck and Glaxo Wellcome and has also been increasing the number of its patients participating in existing clinical research trials. The expansion of the amount of patients participating in ongoing and additional clinical research trials will allow the Company to provide more comprehensive services to these sites, thereby increasing the revenue earned from each site.

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

     The Company has signed a letter of intent with a major managed care provider that owns and operates both primary care and hospital operations. Under the terms of the letter of intent, the Company has been asked to propose standardized protocols for the treatment and care for the HIV/AIDS patients utilizing these facilities. In the event that the Company closes the transactions contemplated by the letter of intent, the proposed strategic alliance will increase the Company's revenues through the rendition of additional services and improved economies of scale.

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

     The Company is still utilizing cash from operations and will require additional sources of cash to continue to implement its business plan. These sources of cash include the cash received from new clinical trials contracts, cash from anticipated increase in operating activities, and the additional cash to be received from certain strategic alliance contracts. In addition, the Company has received cash from the issuance of convertible debt instruments.
No assurance can be made that sufficient additional sources of cash will be available on terms reasonably acceptable to the Company. The Company can give no assurances that future revenues from the operations discussed in Item 1, "Organization and Operation" above will be consistent with historical revenues or of the magnitude of additional revenues to be expected from the implementation of the new CSI programs.

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
                                      ==========      ==========      ==========

     Total facilities revenues increased by $1,222,000, Home Health revenue decreased by $800,000 and other revenues decreased by $268,000 in fiscal 1997 as compared to fiscal 1996. Significant factors causing the increase in total facilities revenues were due in part to an increase in infusion, lab and research revenues of $550,000, $350,000, and $422,000 offset by a decrease in network participation revenue. The decrease in total facilities revenue of $1,461,000 in fiscal 1996 as compared to fiscal 1995 was due in part to facilities whose contracts were not renewed, which provided revenues of $1,928,000, a decrease in network participation fees and facilities management revenue of $63,000 and $359,000 respectively, due to purchases of physician practices, offset by patient revenues of $379,000, a decrease in research revenue and lab revenue of $105,000 and $34,000 respectively, a decrease in pharmaceutical revenue of $293,000, due to facilities no longer dispensing oral pharmaceuticals and an increase in infusion revenue of $942,000. The decrease in home health revenue of $800,000 is primarily due to the shifting of service locations to the physician's office. The decrease in home health revenue of $274,0000 for fiscal 1996 was primarily due to the cyclical nature of the services required to care for these patients in an integrated health care setting and the shifting of service locations to the physician's office. The decrease in other revenue of $268,000 and $316,000 for fiscal 1997 and 1996 is due to the conclusion of certain contracts prior to the initiation of new contracts.

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

     The Company incurred research and development expenses of $362,000 in 1997, $403,000 in 1996 and $20,000 in 1995. The decrease in fiscal 1997 was due primarily to the decrease in wages caused by the restructuring of the research department. The increase in 1996 relates primarily to costs associated with the Company's efforts in developing its Immune Reconstitution Cell-Transfer Therapy for late stage AIDS patients.

     In fiscal 1997, the Company recorded a $3,934,000 write down of goodwill, an expense of $318,000 with the issuing of securities as additional consideration in connection with the conversion of a convertible loan and a bad debt provision of $938,000. These were the primary reasons for the increase in the net loss of $5,421,000 as compared to fiscal 1996. The write down of goodwill was based upon management's belief that without an infusion of cash, impairment to the asset may be other than temporary. The Company reported a net loss for fiscal 1997, 1996 and 1995 of $8,381,000, $2,969,000 and $1,097,000
respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had stockholders' deficit of $1,526,000 and a working capital deficit of $3,441,000 as compared to stockholders' equity of $5,307,000 and working capital deficit of $1,673,000 at September 30, 1996.

     The Company used cash in its operating activities of approximately ($1,221,000), ($2,315,000) and ($1,262,000), respectively, for fiscal years
1997, 1996 and 1995. The decrease in the working capital was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses as a result of the Company being unable to pay for goods and services in the normal course of operations, and securities issued for services. No cash was provided from investing activities in 1997, however in 1996 and 1995 investing activities provided cash as a result of payments of notes receivable, including $369,000 and $830,000 from a discounting of the note receivable with Premier in 1996 and 1995, respectively. In fiscal 1997, financing activities provided cash from convertible loans and proceeds of a term loan as discussed below. No cash was provided from the sale of common stock for fiscal 1997. In fiscal 1996, financing activities provided cash from the sale of common stock, and the proceeds of two loans discussed below, offset by the payment of an obligation to the New York Attorney General. CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables, of which approximately $1,100,000 was available for borrowing at December 31, 1997, and $1,400,000 has been drawn at December 31, 1997. Fees charged by the factor for factoring was amended in June, 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year. Funds are then advanced by the factor at 2% over prime. In fiscal year 1996 the Company sold 500,000 shares of its post-split stock and received $2,000,000 in proceeds under Regulation S to a group of foreign investors. In fiscal year 1995, the Company did not sell any common stock or receive any funds related to the exercise of common stock equivalents. The present market price of the Company's common stock is at or below the conversion price of many of its existing common stock equivalents and accordingly, unless the Company's market price per share materially increases, future conversions are not anticipated. The improvement in 1995 principally resulted from the decreased net loss. In 1995 the increase in accounts receivable was primarily due to slower collections on increased billings and amounts due from clinical trials and other revenues. Accounts payable and accrued expenses increased as a result of the Company being unable to pay for goods and services in the normal course of operations offset by the Company repaying vendors out of the funds received from discounting the note receivable due from Premier Medical Services. Investing activities provided cash in 1995 principally as a result of payments of notes receivable, including $830,000 from a discounting of the note receivable with Premier in 1995.

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

     From October 1996 to August 1997, the Company received $1,171,000 in cash proceeds from $1,351,000 in convertible loans less original issue discount of $180,000. Of these loans $925,000 bear interest at 5% and $426,000 at 7% interest. Furthermore, $551,000 of the loans mature between April to August 1999 and $800,000 mature between August to November 2001. The loans are convertible at 70% of the fair value of the stock on the day preceding the conversion. The Company also received a short term loan of $200,000, bearing interest at prime plus 4% which matured in September 1997, but remains unpaid as of January 8, 1998. Negotiations are being made to extend the due date of this loan.

     During October and November 1997, the Company received proceeds of $300,000 in convertible loans in a Regulation S transaction. Of these loans, $250,000 bears interest at 5% and $50,000 was at 8% interest. The loans will mature in October and November 1999. In connection with these loans, the Company issued warrants to acquire 100,000 shares of common stock exercisable at $.50 per share through October 2002 and 25,000 shares of common stock exercisable at $1.00 per share through November 2002.

     In order to continue as a going concern in 1997, the Company must generate cash flow from operations, continue the informal arrangement with the Company's factor and obtain additional sources of cash to ultimately achieve profitable operations. The Company's plans for raising additional sources of cash primarily rely on (1) obtaining a strategic partner who will provide capital to the Company while also offering certain operational opportunities and/or (2) obtaining a investment partner to further develop certain technology owned by the Company. The Company also intends to down size operations, thereby reducing costs while attempting to increase market share for the existing clinics, until operations can produce positive cash flow. While all these sources of capital are being pursued, the Company intends to continue reducing costs, work with the vendors to obtain extended credit terms and increasing revenues at existing facilities. No assurances can be made that the Company can obtain additional sources of capital or that operations can produce positive cash flow. (See Report of Independent Certified Public Accountants regarding the Company's ability to continue as a going concern).

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

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

     Mr. Merrigan has served as CEO and President of the Company since September 6, 1997. He has more than twenty-five years of successful senior management experience in the medical, pharmaceutical, technical and chemical industry. Mr. Merrigan was with Warner Lambert Corporation for many years in positions of successive responsibility including new drug application development, marketing and division management. Mr. Merrigan has extensive experience in corporate turnaround and international marketing

     Mr. Beilly has been outside General Counsel of the Company since July 1993, and in October 1993 he was elected Vice President--General Counsel of the Company. As of October 1, 1997 Mr. Beilly resigned his position as a Vice-President of the Company, however, he has agreed to remain as the Company's General Counsel. Prior to serving as the Company's General Counsel, Mr. Beilly was a partner in the law firm Miller, Beilly and Pozzuoli, and is now a partner in Beilly & Pozzuoli. Mr. Beilly received his B.A. from the State University of New York at Albany in 1976 and his J.D. from Nova University in 1980.

     Mr. Cedeno has been the Principal Accounting Officer since March 1997 and was appointed the Chief Financial Officer of the Company in October, 1997. He brings over thirty years of experience in auditing, financial and business operations. He previously held the position of Chief Financial Officer of Caribbean Satellite Network, a television broadcasting station. Mr. Cedeno received his education at Fatima College, Trinidad W.I. and has a diploma from the Association of Certified and Corporate Accountants (ACCA) London, England.

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

     Mr. Kephardt is chairman of Solutions Corporation of America, Applied Health Technologies and Insight Marketing Corporation which provide corporate strategy, electronic marketing and technological consulting to corporations and government. Mr. Kephart was chairman and CEO of McDowell Corp. (Amex) and Southern States Corporation. In 1985, Mr. Kephart created Sports News Network and acted as its chairman until 1988. Mr. Kephart has provided management and marketing consulting to many major corporations including Gulf & Western (Paramount), General Motors, Chrysler, Proctor & Gamble, Sega, ABC and NBC.


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

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

     The following table shows the cash compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's executive officers who are serving as executive officers at September 30, 1997 and who received more than $100,000 during the fiscal year ended September 30, 1997:



                                                               Long-Term
                                                              Compensation
                   Annual Compensation                           Awards
                   -------------------                           ------
                                                                      Option       All Other
Name and Principal Position    FYE         Salary (1)        Bonus    Shares      Compensation
---------------------------    ---         ----------        -----    --------    ------------


William M. Reiter              1997(3)      $185,301          --       --           $ 57,800
Chairman of the Board          1996(2)      $170,800          --     90,000(5)          --
                               1995         $220,500          --       --               --

Bradford J. Beilly             1997             --            --       --           $119,120(4)
General Counsel                1996             --            --     45,000(5)      $148,000(4)
                               1995         $ 33,200          --     10,000(5)      $106,200(4)



(1) Represents all amounts earned during the fiscal year shown; although some compensation may have been deferred and paid in the subsequent fiscal year.

(2) During Fiscal 1996, Dr. Reiter took a one time voluntary pay cut of $67,000.

(3) During Fiscal 1997, Dr. Reiter received $58,400 in cash, $57,800 worth of unregistered common stock of the company valued at $0.54 per share (107,037)and has deferred $126,900 which is due and owing.

(4)  Paid to Beilly and Pozzuoli, a law firm in which Mr. Beilly is a partner.

(5) These options were repriced in September 1995 to $.50 per share (along with all other shares issued under the Company's option plan) when the market price of the Company's Common Stock was $.25 per share. In connection with the reverse stock split in April 1996, these options were automatically repriced to $5.00 per share. In July 1997 the Board of Directors repriced these options (along with all other shares issued under the Company's option plan) to $1.00 per share.


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

     The Company entered into an employment agreement with Mr. Beilly, effective as of September 1, 1993, pursuant to which Mr. Beilly serves as Vice President--General Counsel of the Company. The employment agreement was for a three-year term at an initial annual base salary of $120,000 adjusted annually for cost of living increases. The annual base salary was increased to $132,800 on September 1, 1994. In January 1995, as part of the Company's internal restructuring, Mr. Beilly's compensation was changed to an Independent Contractor relationship under which Beilly & Pozzuoli was paid $11,800 per month for providing Mr. Beilly's legal services. In October 1996, effective for fiscal 1997 only, the monthly compensation to Beilly & Pozzuoli was reduced to $8,260 per month. In addition, as part of his original employment agreement, Mr. Beilly received warrants to purchase 5,000 post split shares of the Company's common stock at $1.375 per share, which since have been modified to $1.00 per share, along with the repricing of all of Mr. Beilly's stock options. Mr. Beilly received additional options to purchase 45,000 shares of the Company's common stock which has been repriced to $1.00 per share in July 1997. In addition, in February 1996, the Board of Directors approved the issuance of 10,000 (post-split) shares of the Company's common stock which were issued to Mr. Beilly to compensate him for additional significant responsibilities taken on beyond that of General Counsel and Secretary.

     The Company entered into an employment agreement with Mr. Merrigan, effective as of September 2, 1997, pursuant to which Mr. Merrigan serves as Chief Executive Officer and President of the Company for the three-year term ending September 2, 2000. The employment agreement contains an initial annual base salary of $275,000, plus an incentive bonus equal to 5% of earnings before interest and taxes (EBIT), subject to certain limitations. Additionally, pursuant to the employment agreement, the Company granted Mr. Merrigan options to purchase in an amount of 750,000 shares. The stock options vested as follows:
(i) 50% upon execution of Mr. Merrigan's employment agreement; and (ii) 2.08% per month for each month of service thereafter.

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

     The following table sets forth certain information with respect to stock options exercised during fiscal 1997 by each of the executive officers named in the summary compensation table under "Cash Compensation" above:


Aggregate Option Exercise in the Last Fiscal Year and Year-End Option Values

                                                              Number of Securities        Value of Unexercised
                                                             Underlying Unexercised           In The Money
                                                                    Options                    Options (1)
                                                                    -------                    -----------
                                Shares         Value
            Name               Acquired      Realized    Exercisable     Unexercisable   Exercisable   Unexercisable
            ----               --------      --------    -----------     -------------   -----------   -------------

William M. Reiter, M.D.          --             --         100,000               0              0               0

Paul F. Merrigan                 --             --         395,000         395,000         96,000          96,000

Bradford J. Beilly               --             --          50,000               0              0               0


-----------------

(1) The fair market value of the Company's Common Stock on September 30, 1997 was $1.00 per share.

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

                                             Amount and Nature
                                               of Beneficial           Percent
Name and Address *                             Ownership (1)           of Class
----------------                             ---------------------     --------

William M. Reiter, M.D.                            1,068,330 (2)(3)     14.7%

Fred Roa                                              16,200    (4)     **


Paul J. Cimoch, M.D.                                 513,987 (4)(5)      7.1%

Bradford Beilly                                       50,000    (6)      1.0%

Daniel S. Berger, M.D.                             1,131,000    (7)     15.6%

Floyd Kephart                                              0            **

UFH Endowment                                        630,000             8.7%

Paul Merrigan                                              0    (7)     **

All officers and directors                         3,409,517            47.1%
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

(7) Excludes options exercisable at $.75625 per share which Mr. Merrigan shall receive under his employment agreement equal to 10% of the outstanding shares of the Company as of September 3, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As discussed under "Business" above, for each facility owned and prior to the Fort Lauderdale and Miami, Florida purchase on January 1, 1996, and the Irvine purchase on September 30, 1996, CSI contracted with a professional corporation to utilize the facility in order to provide care to its patients. In the case of the facilities located in Fort Lauderdale and Miami, CSI had contracted with William M. Reiter, M.D., PA, a Professional Association, which is owned by Dr. Reiter, the Company's Chairman of the Board and Chief Executive Officer, although in 1996 and 1995, the only contract in effect related to the Fort Lauderdale facilities. Revenues derived by the Company from the Fort Lauderdale contract amounted to $321,000 for fiscal 1996 as compared to $1,241,000 and $2,109,000 for fiscal 1995 and fiscal 1994 for both the Miami and Fort Lauderdale facilities. The Florida medical practices were acquired for $1,366,000. The purchase price approximated one year's net revenues from March 1995 to February 1996. The proceeds were used to pay amounts due to the Company of $1,300,000 and the Company assumed the medical practice net amounts receivable of $124,000. The balance of $66,000 was paid in cash. In the case of the facility located in Irvine, CSI had contracted with Paul J. Cimoch, M.D., PC, a Professional Corporation, which is owned by Dr. Cimoch, a member of the Company's Board of Directors. Revenues derived by the Company from the Irvine contract amounted to $2,396,000 for fiscal 1996 as compared to $2,147,000 and $2,291,000 for fiscal 1995 and fiscal 1994. The Irvine practice was purchased by a Management Service Organization in California, which was created by the Company for $2,309,000. The purchase price approximated one year's net revenues from August 1995 through July 1996. The proceeds were used to pay amounts due to the Company of $2,303,000 and the Company assumed the medical practice net accounts receivable of $921,000. The balance of $6,000 was paid in cash. Pursuant to the contracts with the professional associations, the Company advances funds from time to time to the professional associations to meet their cash requirements. As of September 30, 1996, the receivables, including advances due to the company from William M. Reiter, M.D. and Paul Cimoch, M.D., were fully paid from the proceeds of the sale of the practices to the Company on January 1, 1996 and September 30, 1996, respectively, with the net proceeds being paid to Dr. Reiter and Dr. Cimoch, respectively.

     As described in Footnote 3 to the Company's Financial Statements, the Company in December 1991 acquired CSI, of which Dr. Reiter was then a 60% shareholder. Under the terms of that acquisition, the Company was required to make certain payments of cash and stock to Dr. Reiter and the other former shareholders of CSI based upon CSI's earnings (as defined in the acquisition agreement) over the next two years. During fiscal 1993, the Company became obligated under the terms of the foregoing acquisition to issue Dr. Reiter 384,175 shares of its common stock and to pay him $1,311,316, of which $731,316 remains owing to him as of December 31, 1993. The Company has provided a guarantee to the former shareholders of CSI that sales of shares of the Company's common stock issued to them in connection with the Company's acquisition of CSI would generate certain specified minimum proceeds to them. The Company has granted a security interest in all of the outstanding common stock of CSI to these former shareholders in connection with these guarantees. These guarantees included the agreement of the Company to fund any loss realized by Dr. Reiter on any sales by him of approximately 720,000 shares that were issued to him by the Company at a price of approximately $1.00 per share if made within one year from the date of issuance and to pay Dr. Reiter with respect to approximately 60,000 shares previously issued to him an amount equal to the amount, if any, by which his net proceeds from any sales of these shares made within the next year are less than $5.12 per share (the defined market value at the time of the Company's acquisition of CSI). On December 5, 1994, the Company received a notice of default from the counsel for the former CSI shareholders together with a settlement proposal. The Board, excluding Dr. Reiter, after engaging outside legal counsel and extensive discussions, negotiated and agreed to a final settlement offer, which was ratified and approved by the Board of Directors. In January 1995, the Board of Directors of the Company approved a settlement transaction with Dr. William Reiter, the Chairman and Chief Executive Officer of the Company, and the other CSI shareholders. The settlement transaction resulted from one actual default, two stock price guarantee obligations which, when the related shares were sold, would likely become defaults and the third year earn out which would require additional consideration to be paid to CSI shareholders. Pursuant to the settlement the CSI shareholders were issued 3,102,000 shares of common stock resulting from the third year earn out. The Company agreed to register 1,679,000 shares previously issued, and the Company issued to the CSI shareholders, a convertible note (the "Convertible Note") for the cash arising from the stock price guarantees, without selling such shares, and the cash portion of the 1995 earn out. The $3,193,000 Convertible Note bore interest at prime and is convertible into common stock at 70% of the market price at anytime after February 1, 1997. In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) share of the Company's common stock valued at $2.50 a share (post-split).

     In September, of 1996, Dr. Reiter, the Company's Chairman of the Board and Chief Executive Officer loaned the Company $125,000 in order for the company to meet current commitments. In October through December approximately $96,000 of the loan has been repaid in August 1997, he again loaned the Company $20,000 of which $4,000 was repaid by September 30, 1997 and a further $10,000 was repaid in November 1997. Dr. Reiter also received during 1997, 370,370 shares in satisfaction of $200,000 of deferred compensation.

     The CSI Foundation, Inc. is controlled by Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. Previously, the Foundation did not have assets to support the project and the Company continued to perform the research. During fiscal years 1997, 1996 and 1995, the Company recorded expenses of $184,000, $192,000 and $59,000, respectively, related to the Foundation. Dr. William Reiter, Dr. Paul Cimoch and Marvin Reiter, collectively reimbursed the Company the sums of $0 (1997), $124,000 (1996), and $136,000 (1995) respectively for services rendered to the Foundation. All such reimbursements and contributions to the Foundation were for ordinary charitable purposes.

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



Date: January 13, 1998               By: /s/ Paul F. Merrigan
     --------------------------         ---------------------------------------
                                         Paul F. Merrigan
                                         President and Chief Executive Officer



Date: January 13, 1998               By: /s/ Gary M. Cedeno
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



Date: January 13, 1998                  /s/ Fred Roa
     --------------------------         ---------------------------------------
                                         Fred Roa, Director

Date: January 13, 1998                  /s/ Paul F. Merrigan
     --------------------------         ---------------------------------------
                                         Paul F. Merrigan, Director

Date: January 13, 1998                  /s/ William Reiter
     --------------------------         ---------------------------------------
                                         William Reiter, M.D., Director

Date: January 13, 1998                  /s/ Paul J. Cimoch
     --------------------------         ---------------------------------------
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


Miami, Florida                                               BDO SEIDMAN, LLP
January 10,1998

                   Health Professionals, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996
                                    (Note 1)

                                                                      1997            1996
                                                                   -----------     -----------
ASSETS

CURRENT ASSETS:
    Cash                                                          $       --       $     49,000
    Accounts receivable, less allowance for doubtful
        accounts of $2,461,000 and $1,981,000,
        respectively  (Note 6)                                       2,782,000        3,425,000
    Inventory                                                           63,000          108,000
    Prepaid consulting fees, current portion (Note 9)                  171,000          115,000
    Prepaid expenses and other                                          31,000           46,000
                                                                  ------------     ------------
           Total current assets                                      3,047,000        3,743,000

EQUIPMENT, FURNITURE AND FIXTURES AND
    LEASEHOLD IMPROVEMENTS, net (Note 4)                               845,000        1,338,000
PREPAID CONSULTING FEES, less current portion (Note 9)                 102,000          145,000
COVENANTS NOT TO COMPETE, less accumulated amortization
    of $418,000 and $131,000 (Note 3)                                  158,000          419,000
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
    ACQUIRED, less accumulated amortization of
    $136,000 and $765,000 (Note 3)                                   2,287,000        6,134,000
OTHER ASSETS                                                           181,000          463,000
                                                                  ------------     ------------
           TOTAL                                                  $  6,620,000     $ 12,242,000
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 7)                   4,149,000        3,725,000
    Accrued salaries and payroll taxes                                 278,000          117,000
    Factoring line of credit (Note 6)                                1,312,000        1,100,000
    Current portion of long-term debt (Note 6)                         749,000          474,000
                                                                  ------------     ------------
               Total current liabilities                             6,488,000        5,416,000
                                                                  ------------     ------------
LONG-TERM DEBT, less current portion (Note 6)                        1,658,000        1,519,000
                                                                  ------------     ------------
LITIGATION, COMMITMENTS AND SUBSEQUENT EVENTS (Notes 8 and 13)
STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 6 and 9):
    Serial preferred stock, $1 par value;
        authorized 100,000 shares; issued - none                          --               --
    Common stock, $.02 par value; authorized
        25,000,000 shares; issued 7,246,000
           and 4,554,000  shares                                       145,000           91,000
    Additional paid-in capital                                      44,774,000       43,280,000
    Less:  4,000 shares of Treasury Stock at cost                      (42,000)         (42,000)
    Deficit                                                        (46,403,000)     (38,022,000)
                                                                  ------------     ------------

               Total stockholders' equity (deficit)                 (1,526,000)       5,307,000
                                                                  ------------     ------------
               TOTAL                                              $  6,620,000     $ 12,242,000
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



                                           Common Stock                             Additional
                                                                   Treasury           Paid-in
                                       Shares         Amount         Stock            Capital         Deficit           Total
                                       ------         ------       --------          ----------       -------           -----
Balances at
September 30, 1994                   1,845,000       $37,000       $(42,000)         $36,016,000   $(33,965,000)     $2,046,000

Earn Out Shares issued in
  lieu of cash (Note 3)                310,000         6,000               -              (6,000)             -               -
Shares Issued for Services              34,000         1,000               -              80,000              -          81,000
Net Loss                                     -             -               -                   -     (1,097,000)     (1,097,000)

Balances at
September 30, 1995                   2,189,000        44,000        (42,000)          36,090,000    (35,062,000)      1,030,000


Sale of Common Stock (Note 9)          500,000        10,000               -           1,990,000              -       2,000,000
Conversion of debt owed to
  former CSI shareholders
  to equity (Note 9)                 1,200,000        24,000              -            2,976,000              -       3,000,000
Acquisition of Chicago
  practice  (Note 3)                   246,000         5,000               -           1,078,000              -       1,083,000
Stock warrants issued
  at a discount (Note 9)                     -             -               -              42,000              -          42,000
Shares issued for services  (Note 9)   419,000         8,000               -           1,104,000              -       1,112,000
  Net Loss                                   -             -               -                   -     (2,960,000)     (2,960,000)

Balances  at
September 30, 1996                   4,554,000        91,000        (42,000)          43,280,000    (38,022,000)      5,307,000

Acquisition of Los Angeles
 practice (Note 3)                     168,000         3,000               -             379,000              -         382,000
Shares issued for services (Note 9)    300,000         6,000               -             213,000              -         219,000
Conversion of debt owed on
   debentures (Note 9)                 630,000        13,000               -             775,000              -         788,000
Conversion of liabilities to
 CSI shareholders to equity (Note 9)   463,000         9,000               -             241,000              -         250,000
Final determination
   of Chicago practice acquisition
   (Note 9)                          1,131,000        23,000               -             (23,000)             -               -
Amendment reallocating price for Chicago
   Practice acquisition (Note 9)             -             -               -            (297,000)             -        (297,000)
Warrants issued in connection
   with convertible loans (Note 9)            -            -               -             122,000              -         122,000
Options issued to employees                   -            -               -              84,000              -          84,000
Net Loss                                      -            -               -                   -     (8,381,000)     (8,381,000)
                                              ------  ------         -------              ------         ------          ------
Balances at
September 30,1997                    7,246,000      $145,000       $(42,000)         $44,774,000   $(46,403,000)    $(1,526,000)
                                     =========      ========       =========         =========== ===============    ============

                 See notes to consolidated financial statements.

                   Health Professionals, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended September 30, 1997, 1996 and 1995
                               (Notes 1, 9 and 11)

                                                                            1997           1996              1995
                                                                         -----------    ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                             $(8,381,000)    $(2,960,000)    $(1,097,000)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            550,000         565,000         504,000
    Amortization of goodwill and covenants                                   634,000         309,000         149,000
    Provision (recovery) for bad debts                                       938,000        (765,000)        320,000
    Provision for impairment of costs
           in excess of net assets acquired                                3,934,000            --              --
    Securities issued for services                                            47,000         852,000          81,000
    Options issued to employees                                               84,000            --              --
    Securities issued as additional consideration in connection
       with the conversion of debt                                           318,000            --              --
    (Decrease) increase of lease obligation reserves                        (458,000)       (106,000)        141,000
Loss on Disposal of Fixed Assets                                              72,000            --              --
    Change in assets and liabilities, net of effects of acquisitions:
    (Increase) in accounts receivable                                       (295,000)       (730,000)     (1,884,000)
    Decrease (increase) in inventory                                          45,000          (2,000)        174,000
    Decrease (increase) in prepaid expenses and
      other                                                                  152,000         (31,000)         97,000
    Decrease (increase) in other assets                                      282,000        (195,000)        (11,000)
    Increase in accounts payable
       and accrued expenses                                                  446,000         859,000         218,000
    Increase (decrease) in accrued salaries
           and payroll taxes                                                 411,000        (111,000)         46,000
                                                                         -----------     -----------     -----------

      Net cash (used in) operating activities                             (1,221,000)     (2,315,000)     (1,262,000)
                                                                         -----------     -----------     -----------

INVESTING ACTIVITIES:
    Collection of notes receivable                                              --           683,000       1,404,000
    Cash paid for acquisition of medical practices                              --           (72,000)           --
    Capital expenditures, net                                               (109,000)       (444,000)       (135,000)
                                                                         -----------     -----------     -----------
    Net cash (used in) provided by investing activities                     (109,000)        167,000       1,269,000
                                                                         -----------     -----------     -----------
FINANCING ACTIVITIES:
    Repayment of long-term debt and
      current maturities                                                    (500,000)       (887,000)       (645,000)
    Proceeds from long-term  debt                                          1,569,000         682,000            --
    Proceeds from sales of common stock                                         --         2,000,000            --
    Cash received from Factor, net                                           212,000         382,000         618,000
                                                                         -----------     -----------     -----------
        Net cash provided by (used in)
             financing activities                                          1,281,000       2,177,000         (27,000)
                                                                         -----------     -----------     -----------

NET (DECREASE) INCREASE IN CASH                                              (49,000)         29,000         (20,000)
CASH, BEGINNING OF PERIOD                                                     49,000          20,000          40,000
                                                                         -----------     -----------     -----------

CASH, END OF PERIOD                                                      $         0     $    49,000     $    20,000
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

The Company's continued existence is dependent upon its ability to resolve its liquidity problems by raising additional cash and by achieving profitable operations as set forth above. Working capital limitations continue to impinge on day-to-day operations, thus, contributing to continued operating losses. The continued support of the Company's creditors will be required, although this is not assured.

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

Accounts Receivable - The Company records allowances related to the amounts due from the professional corporations, with whom CSI has contracted, based upon the excess of the amounts due from the professional corporations above the collateral, primarily the receivables of the professional corporations, even though such advances are expected to be collected from future operations. The Company records patient accounts receivable for those medical professional associations that it owns at net of allowances for those items that the company will not collect on, such as certain contractual amounts and bad debts.

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

Asset Impairments - During fiscal 1997, the Company adopted Financial
Accounting Standard Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets to be Disposed" of which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain assets in relation to historical results, current business conditions and trends to identify potential situations in which carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company estimates the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. The Company determines the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company discounts the expected future cash flows of such assets.

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

From 1991 to part of fiscal 1996, the Company's services to the above medical practices were conducted under the terms of contractual agreements, whereby fees were earned by the Company for specific services and the underlying medical practices remained under the ownership of physicians. During fiscal 1996, the Company's Board of Directors decided, as a result of the recent permissibility of corporations to practice medicine in certain states, among other factors, to purchase the underlying medical practices and to release the collateral discussed above. On January 1, 1996, the Company purchased the medical practices in Fort Lauderdale and Miami, Florida from the Chairman of the Company's Board of Directors, on April 1, 1996, purchased the medical practice in Chicago, Illinois from its physician owner, and on September 30, 1996, purchased the Irvine, California medical practice from a stockholder and member of the Board of Directors of the Company. The purchase price of each location approximated one year's net revenues (based upon the prior one year's net revenues for the California and Florida practices and upon the next years estimated net revenues for Illinois). The Florida medical practices were acquired for $1,366,000, of which $1,300,000 was comprised of amounts then due to the Company from the medical practices with the balance paid in cash. The Chicago practice was acquired for $1,873,000, which was comprised of $786,000 in shares (valued at fair value) of the Company's common stock and a purchase money obligation payable of $750,000 and cancellation of amounts owed the Company of $337,000. As of September 30, 1996, the Company issued 246,000 shares of common stock and during year ended September 30, 1997, based upon an amendment of the original acquisition agreement, a further 1,131,000 shares were issued. The amended agreement decreased the value of the shares to be issued from 80% of the acquisition price to 60%. The Irvine, California medical practices were acquired for $2,309,000, of which

$2,303,000 was comprised of amounts then due to the Company from the medical practice with the balance in cash. In connection with the transaction, the selling stockholders, each of whom are physicians, entered into non-compete agreements with the Company for two years for Florida, Illinois, and California which are valued at $250,000, $150,000 and $150,000, respectively. Costs in excess of net assets acquired in connection with the above fiscal 1996 transactions aggregated $992,000, $1,445,000, and $876,000, for Florida, Illinois and California, respectively.

The following is a proforma summary of the consolidated results of operations after giving effect to the proforma amortization of costs in excess of net assets of businesses acquired and elimination of intercompany transactions as if the Company had acquired all of the practices on October 1, 1995 and October 1, 1994.

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

On October 28, 1996, the Company purchased a medical practice located in Los Angeles, California for $382,000. The acquisition price for the practice was paid with 168,000 shares of the Company's common stock (valued at estimated fair value) and will be supplemented by an earn-out. The earn-out will also be paid in Company shares and will be calculated at 75% of collected revenues derived from specified services provided to new patients during the one year period commencing after the effective date of the practice operations transfer. The earn-out stock will be valued at 70% of the average market closing price calculated during the 20 trading days preceding the close of the earn-out period. Costs in excess of net assets acquired in connection with the above fiscal 1997 transaction aggregated $337,000.

Based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the Company has determined that the carrying amount of the excess cost over net assets of businesses acquired for certain acquisitions may not be recoverable. The resultant impairment has necessitated a write-down of $3,934,000.

4.  EQUIPMENT, FURNITURE AND FIXTURES AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and fixtures and leasehold improvements consist of the following:


                                                           Useful           September 30,
                                                        Lives (Years)    1997          1996
                                                        -------------    ----          ----
Equipment, furniture and fixtures                          5 - 7      $2,083,000    $2,561,000
Assets under capital lease obligations                     5 - 7         164,000       325,000
Leasehold improvements                                     1 - 12        625,000       176,000
                                                                      ----------    ----------
                                                                       2,872,000     3,062,000
        Less accumulated depreciation  and amortization                2,027,000     1,724,000
                                                                      ----------    ----------
                                                                      $  845,000    $1,338,000
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

Deferred income taxes are comprised of the following:

                                            Year ended September 30,
                                             1997              1996
                                          ------------      ---------

Loss carryforwards                        $ 11,800,000     $ 10,500,000
Tax credit carryforwards                       600,000          600,000
                                          ------------     ------------
                                            12,400,000       11,100,000

Deferred tax asset valuation allowance     (12,400,000)     (11,100,000)
                                          ------------     ------------
Net deferred tax asset                    $        --      $         --
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

    (b) On December 28, 1995 and February 13, 1996, the Company closed on two loans and securities purchase agreements with SunDance Venture Partners, Ltd. (SunDance), from which the Company received net proceeds of $700,000 in loans. Both notes provide for payments of interest at 12% per annum for the first twenty-four months and at 13% per annum for the next twelve months, followed by quarterly payments of principal and interest at 15% through December 2000. The funds were utilized for working capital. From October 1996 to August 1997, the Company received $1,171,000 in cash proceeds from $1,351,000 in convertible loans less original issue discounts of $180,000. Of these loans $925,000 bear interest at 5% and $426,000 at 7% interest. Furthermore, $551,000 of the loans mature between April to August 1999 and $800,000 mature between August to November 2001. The loans are convertible at 70% of the fair value of the stock on the day preceding the conversion (Note 9). During 1997, the Company accrued approximately $42,000 of interest to the balance of these loans.

    (c) In connection with the purchase of the Chicago, Illinois medical practice, the Company issued a $750,000 note payable bearing interest at 5% per annum, payable in 22 monthly installments of principal and interest through April 1999.

    (d) Lease obligations consist of accruals for office space leases with reduced rents in early years to straight-line rent expense over the life of the lease. At September 30, 1997 and 1996 the Company had obligations of $52,000 and $474,000, respectively. During 1997 and 1995 the Company had settlements with landlords in the amounts of $53,000 and $97,000, respectively. In connection with the settlements with the landlords the Company wrote off lease reserves of approximately $347,000.

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
                                                 ===========

    Factoring Agreement - Certain subsidiaries of CSI together with the medical professional corporations presently under contract with or owned by said subsidiaries entered into factoring agreements providing for up to $2,500,000 in lines of credit, based upon eligible accounts receivable. Fees charged by the factor for factoring was amended in June 1996 from an initial 1% of all eligible receivables to an initial 1% of eligible receivables up to $5,000,000 a year. The fee then progressively decreases to .75% for eligible receivables in excess of $10,000,000 a year. Funds are then advanced by the factor at 2% over prime. The advances are collateralized by the related receivables. The advances drawn by the medical professional corporations are guaranteed by CSI.

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

      (d) Employment Agreements - The Company has an employment agreement with a key executive for an initial term ranging of 3 years and at annual salary of $275,000, subject to annual increases and incentive bonuses in some instances. Future minimum commitments under this agreement are as follows:

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

           Stock Option Plan- At September 30, 1997, the Company has one Employee Stock Option Plan which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Compensation costs charged against income for its employee stock option plans was $84,000, $0 and $0, for fiscal years ended September 30, 1997, 1996 and 1995 respectively. Had compensation costs for the Company's Stock Option Plan been determined based on the Fair Value at the grant dates for awards under those plans consistent with the method of FASB statement
           123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                 1997               1996            1995
                                                 ----               ----            ----
           Net Loss        As reported        ($8,381,000)      ($2,960,000)    ($1,097,000)
                            Proforma          ($8,827,000)      ($2,983,000)    ($2,107,000)

           Loss Per Share  As reported             $(1.47)            $(.96)         $ (.52)
                           Proforma                $(1.55)            $(.97)         $(1.00)


           The Company has a stock option plan which provides for the granting of options to its employees for up to 600,000 shares of common stock. The exercise price of the option equals the market price of the Company's common stock on the date of the grant and an options maximum term is 5 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: no dividend yield for all years; expected volatility of 46.5 percent in all years, risk-free interest rates of 6.2, 6.8 and 6.0 percent for the option plan; and expected lives of 5 years for the option plan.

           A summary of the status of the Company's stock options and warrants as of September 30, 1995, 1996 and 1997, and changes during the years ended on those dates is presented below:




                                       1995                             1996                       1997
                              ---------------------------     --------------------------   --------------------------
                              Shares     Weighted-Average     Shares    Weighted-Average   Shares    Weighted-Average
Options and Warrants                      Exercise Price                 Exercise Price               Exercise Price
--------------------
O/S @ beginning of year        99,625     $      297          52,950      $       66          62,950     $  48
Granted                        51,900             50          10,000               5      1 ,235,734         1
Exercised                        --             --              --              --              --        --
Forfeited                     (98,575)          (291)           --              --          (101,600)      (40)
                              -------           ----                                        --------       ---

O/S @ End of year              52,950             66          62,950              48       1,197,084         1
                               ======             ==          ======              ==       =========         =


Options and Warrants
Exercisable
at year-end                    52,950                         62,950                         833,331
                               ======                         ======                         =======


Weighted-Average
fair value
Of Options and
Warrants Granted
during the Year              $  19.46                     $     2.28                      $     0.94
                             ========                     ==========                      ==========




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
                       =========                                                        =======


      Warrants - As of September 30, 1997, warrants initially issued in the Company's 1991 public offering remain outstanding to acquire 57,256 shares of the Company's common stock, exercisable at $53.50 per share through 1998. In connection with the Company's 1996 loans from SunDance, the Company issued SunDance warrants to acquire 280,000 shares of common stock exercisable at $2.50 per share through January 2001, which were valued at fair value of $42,000. In July 1997, warrants were issued in connection with a loan to acquire 100,000 shares of common stock exercisable at $.50 per share through July 2000, which were valued at fair value of $24,000. In August 1997, warrants were issued in connection with certain convertible loans to acquire 133,334 shares of common stock exercisable at $.50-$1.25 per share through August 2000 which were valued at fair value of $98,000. These warrants were recorded as original issue discounts.

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

      On July 19, 1993, the Company issued warrants to two consultants to purchase a total of 60,000 shares of common stock, exercisable over a period of five years at $31.25 per share. In connection therewith $120,000 was charged to operations. The warrants were cancelled and 40,000 warrants were issued at an exercise price of $8.00 per share with the other terms unchanged.

      In October 1993, the Company issued warrants to purchase 10,000 shares of common stock exercisable over a period of five years at $13.75 per share. These warrants were issued to the Company's internal general counsel (5,000) and a litigation attorney (5,000). In February 1994, the 5,000 warrants issued to the litigation counsel were cancelled. In December 1995, the 5,000 warrants given to the Company's general counsel were modified to change the exercise price to $5.00 per share.

      At September 30, 1997, the Company has reserved 1,197,084 shares of common stock for issuance upon exercise of outstanding options and warrants.

      Conversion of Debt to Equity- In February 1996, the Company's Board of Directors approved an agreement to immediately convert, $3,000,000 of the $3,193,000 convertible debt owed to the former CSI shareholders into 1,200,000 (post-split) shares of the Company's common stock valued at $2.50 a share (post-split). In April 1997, the Board of Directors agreed to convert $470,000 worth of convertible loans into 630,000 shares of the Company's common stock and recorded $318,000 as additional cost in connection with this conversion.

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

      The CSI Foundation, Inc. is controlled by the Chairman of the Board and two other stockholders and performs research and development activities primarily in connection with its Immune Reconstitution Cell Transfer Therapy for late stage AIDS patients. During fiscal years 1997, 1996, and 1995, the Company recorded expenses of $184,000, $192,000 and $59,000, respectively to the Foundation and was reimbursed by the stockholders the sums of $0, $124,000 and $136,000, respectively. All such contributions to the Foundation were for ordinary charitable purposes.

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

      1997

      During fiscal 1997, the company entered into an addendum to an agreement to purchase the Chicago medical practice. The addendum among other things changed the amount of consideration to be paid in shares of the company's common stock From 80% to 60% of the total purchase price. This change resulted in a reduction of additional paid-in-capital of $320,000. In addition the Company issued 1,131,000 shares in connection with the acquisition.

      During fiscal 1997, $470,000 of convertible loans were converted into 630,000 shares of common stock. In connection with the conversion, the Company recorded $318,000 of additional cost.

      During the year the company issued 463,000 shares of common stock in satisfaction of $250,000 of certain liabilities owed to three officers of the company.

      During fiscal 1997, the company issued 100,000 shares of common stock valued at $125,000 as a prepayment of consulting fees. In addition, the company issued 200,000 shares of common stock valued at $94,000 for legal services rendered during the year

      During the year the Company acquired a medical facility in Los Angeles for which 168,000 shares of common stock were issued. The stock was valued at $2.275 per share, the guaranteed per share price stipulated in the purchase agreement.

      During fiscal 1997, the Company issued 233,334 warrants valued at $122,000 in connection with certain loans.

      12. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist principally of cash, accounts receivables, prepaid expenses, and current payables and long-term debt. The carrying value of such financial instruments approximate fair value. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



      Column A                           Column B              Column C               Column D      Column E
      --------                           ---------             --------               --------      --------
                                                               Additions

                                         Balance at    Charged to    Charged                          Balance
                                         beginning     costs and     to other                          at end
Description                              of period     expenses      accounts         Deduction       of period

Year ended September 30, 1997:
   Allowance for doubtful
      accounts                          $1,981,000    $  938,000     $     --         $(458,000)(A)  $ 2,461,000
Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  765,000    $  347,000           --         $(976,000)(B)   $  136,000
Accumulated amortization of
      covenants not to compete          $  131,000    $  287,000     $     --         $     --        $  418,000


Year ended September 30, 1996:
   Allowance for doubtful
      accounts                          $1,702,000    $ (765,000)    $1,044,000(C)    $     --        $1,981,000
Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  587,000    $  178,000     $     --         $     --        $  765,000
Accumulated amortization of
      Covenants not to compete          $     --      $  131,000                                      $  131,000

Year ended September 30, 1995:
   Allowance for doubtful
    accounts                            $1,382,000    $  320,000     $     --         $     --        $1,702,000
   Accumulated amortization of costs
      in excess of net assets of
      businesses acquired               $  438,000    $  149,000     $     --         $     --        $  587,000



(A) Write-off of uncollectible receivables, net of recoveries.
(B) Write-off of accumulated amortization relating to costs in excess of net assets of businesses acquired included in provision for impairment.
(C) Allowances acquired upon purchases of medical practices.