Form 10-Q
period 1997-12-31
HEALTH PROFESSIONALS INC /DE
filed 1998-02-19
CIK 879257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Period Ended December 31, 1997
                                       -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




          Class                                Outstanding at January 31,1998
Common Stock, $.02 par value                              7,479,000

                           HEALTH PROFESSIONALS, INC.
                                AND SUBSIDIARIES


                                    I N D E X

                                                                        Page No.
                                                                        --------

PART I - Financial Information


         Condensed Consolidated Balance Sheets
         December 31, 1997 and September 30, 1997                          3 - 4

         Condensed Consolidated Statements of Operations
         Three Months Ended December 31, 1997 and 1996                         5

         Condensed Consolidated Statements of Cash Flows,
         Three Months Ended December 31, 1997 and 1996                         6

         Notes to Condensed Consolidated Financial Statements                  7

         Management' Discussion and Analysis of Financial
            Condition and Results of Operations                           8 - 11


PART II - Other Information                                                   12



                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 December 31              September 30
Assets                                              1997                      1997
------                                              ----                      ----
Current assets:
     Cash                                    $               -       $                 -
     Accounts receivable, net                        2,739,000                 2,782,000
     Inventory                                          63,000                    63,000
     Prepaid consulting fees,
         Current portion                               161,000                   171,000
     Prepaid expenses and other                         29,000                    31,000
                                             -----------------       -------------------

              Total current assets                   2,992,000                 3,047,000

Equipment, furniture & Fixtures
     And leasehold improvements, net                   756,000                   845,000
Prepaid consulting fees, less
     Current portion                                    75,000                   102,000
Covenants not to compete, net                           86,000                   158,000
Costs in excess of net assets
     Of businesses acquired, net                     2,261,000                 2,287,000
Other assets                                           183,000                   181,000
                                             -----------------       -------------------

              Total                          $       6,353,000       $         6,620,000
                                             =================       ===================




            See notes to condensed consolidated financial statements.



                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           December 31              September 30
Liabilities and  Stockholders'                                                1997                      1997
------------------------------                                                ----                      ----
Equity
------
Current liabilities:
     Accounts payable and accrued
         Expenses                                                      $       3,276,000       $         4,149,000
     Accrued salaries and payroll taxes                                          297,000                   278,000
     Factoring line of credit                                                  1,547,000                 1,312,000
     Current portion of long term debt                                           658,000                   749,000
                                                                       -----------------       -------------------

         Total current liabilities                                             5,778,000                 6,488,000
                                                                       -----------------       -------------------

Long term debt, less current portion                                           2,642,000                 1,658,000
                                                                       -----------------       -------------------


Stockholders' equity:
Serial preferred stock, $1 par value;
     Authorized 100,000 shares; issued none
Common Stock - $.02 par value; authorized
     25,000,000 shares; issued and
     outstanding 7,479,000                                                       149,000                   145,000
Additional paid-in capital                                                    44,896,000                44,774,000
     Less:  40,000 shares of
         Treasure stock at cost                                                  (42,000)                  (42,000)
Deficit                                                                      (47,070,000)              (46,403,000)
                                                                       -----------------       -------------------

Total stockholders' equity                                                    (2,067,000)               (1,526,000)
                                                                       -----------------       -------------------

         Total                                                         $       6,353,000       $         6,620,000
                                                                       =================       ===================


            See notes to condensed consolidated financial statements.



                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended
                                                    December 31

                                                 1997               1996
                                                 ----               ----

Operating revenue                       $     1,969,000     $     1,920,000

Interest and other income                                             9,000
                                        ---------------     ---------------
                                              1,969,000           1,929,000
                                        ---------------     ---------------

Costs and expenses:
Direct service expense                          927,000           1,019,000
Selling, general and
     Administrative expense                   1,451,000           1,578,000
Interest                                        152,000              91,000
Research and development                        107,000             148,000
Provision (recovery) for loss
    and other professional
     association revenues                                            29,000
                                        ---------------     ---------------
                                              2,637,000           2,865,000
                                        ---------------     ---------------


Net Income (Loss)                       $      (668,000)    $      (936,000)
                                        ===============     ===============

Net earnings(loss) per share                       (.09)               (.20)
                                                   ====                ====

Weighted average number of
    Common and Common
     equivalent shares outstanding            6,042,200           4,666,000
                                        ===============      ==============



            See notes to condensed consolidated financial statements.



                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Three Months Ended December

                                                                                 1997                    1996
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                    $        (668,000)      $        (936,000)
Adjustments to reconcile net earnings
    (loss) to net cash used in operating activities:
Depreciation and amortization                                                     89,000                 286,000
Amortization - Consulting                                                              -                       -
Provision (recovery) for bad debts                                               298,000                (272,000)
 Lease obligations                                                                72,000                 (28,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                                      (255,000)                122,000
(Increase) in inventory                                                                -                       -
(Increase) decrease in prepaid expenses and other                                 12,000                  46,000
(Increase) decrease in other assets                                                    -                   6,000
Increase (decrease)in accounts payable and accrued expenses                     (873,000)                152,000
Increase (decrease) in accrued salaries and payroll taxes                         19,000                 200,000
                                                                         ---------------          --------------
NET CASH PROVIDED BY(USED IN)
         OPERATING ACTIVITIES                                                 (1,306,000)              (424,0000
                                                                          --------------          --------------
INVESTING ACTIVITIES:
Purchase of Physician Association                                                      -                       -
Capital expenditures, net                                                              -                       -
Collection of Notes Receivable                                                         -                       -
                                                                         ---------------          --------------
NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                                                         -                       -
                                                                         ---------------          --------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                     -                       -
Conversion of Debt to Equity                                                           -                       -
Additions to long term debt                                                                                    -
 Discounts for Notes Payable                                                                                   -
Repayments of long term debt and
current maturities, net                                                          178,000                 (94,000)
Proceeds from long-term borrowing                                                893,000                 615,000
Cash Received from (paid to)
          Factor, net                                                            235,000                 (98,000)
                                                                          --------------          --------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                          1,306,000                 423,000
                                                                          --------------          --------------
NET INCREASE (DECREASE) IN CASH                                                        -                  (1,000)
 CASH AT BEGINNING OF PERIOD                                                           -                  49,000
                                                                          --------------          --------------

CASH AT END OF PERIOD                                                                  -          $       48,000
                                                                          ==============          ==============


                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.  General

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998 . These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


2.  Litigation and other Contingencies

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


3.   Conversion of Debt to Equity


     The Company's Board of directors approved an agreement to convert $125,000 of convertible debentures into 232,973 shares of the Company's common stock. 71,109 shares were valued at .5625 per share, 145,454 shares were valued at
 .515625 per share and 16,410 shares were valued at .609375 per share. These prices represented a 75% discount from market at the time the transaction was concluded. These shares are subject to Rule 144 restrictions.

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

                                     Three Months              Three Months
                                         Ended                     Ended
                                    December 31, 97          December 31, 1996
                                    ---------------          -----------------

Total Facilities Revenues           $   1,661,000              $     1,682,000

Clinical Trials and Other                 308,000                      238,000
                                    -------------              ---------------

                                    $   1,969,000                   $1,920,000
                                    =============              ===============


      Total facilities revenues decreased by $21,000 for the three months ended December 31, 1997, as compared to the same period in 1996. The decrease was primarily due to the decrease in home health revenue caused by the shifting of service locations to the physician's office.

      The increase in clinical trials and other revenue of $70,000 for the three months ended December 31, 1997 is due to the continuing enrollment into prior trials and the initiation of new contracts which accounted for an increase of $129,000 offset with a decrease in interest and other income of $59,000.

         Interest and other income decreased by $59,000 for the three months ended December 31, 1997 as compared to the three months ended December 301 1996. The decrease is due to a decrease in the note receivable from the sale of the discontinued operations.

         Direct service expense as a percentage of operating revenues was 47% for the three months ended December 31 1997, as compared to 53% for the three months ended December 31, 1996. The decrease was primarily due to the reduction in payroll expenses.

         Selling, general and administrative expenses decreased by $127,000 (8%) for the three months ended December 31 1997 as compared to the three and months ended December 31, 1996. The decrease relates primarily to a decrease in amortization related to the writing down of goodwill and a decrease in rent due to the relocation of the corporate offices.


         Interest and factoring fees increased by $61,000 for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The increase was primarily related to the increase in interest related to the increase in convertible loans.

         The Company incurred research and development expenses of $107,000 for the three months ended December 31, 1997, as compared to $148,000 for the three months ended December 31, 1996.

         The Company sustained a loss from continuing operations of $668,000 for the three months ended December 31, 1997, as compared to a loss of $936,000 for the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had stockholders' deficit of $2,067,000 and a working capital deficit of $2,887,000 as compared to stockholders' equity of $4,630,000 and working capital deficit of $1,699,000 at December 31, 1996.

         The Company used cash in its operating activities of $1,306,000 and $424,000 for the three months ended December 31, 1997 and December 31,1996. The cash used was primarily as a result of the net loss. Financing activities consist of cash from the proceeds of convertible debentures and cash received from the Factors. The Company anticipates that cash will continue to be used in its operating activities during the remainder of fiscal 1998.

         CSI and certain medical professional associations under contract with subsidiaries of CSI are a party to a $2,500,000 factoring agreement. The agreement provides for factoring of eligible receivables of which funds are advanced by the factor at 2% over prime. Management believes that available cash, including available borrowings from the factoring agreement will be sufficient to satisfy the Company's working capital requirements for fiscal 1998.

         The Company is continuing its efforts to expand its network of company-owned facilities and is acquiring established physician practices despite its deficit in working capital. Certain start-up and acquisition costs increase the Company deficit in working capital, which deficits should ultimately be offset by increased clinical services revenues and revenues from clinical research trial contracts.

         The Company has restructured and consolidated its personnel responsibilities and reduced the salary and other related expenses to improve the efficiency of its operations.

         During October 1997, the company received proceeds of $300,000 in convertible loans in a series of convertible debentures issued under Regulation
D. The unconverted balance of one loan for $250,000 bears interest at 5% per annum and will become due in October 1999, and the unconverted balance of the other loans for $50,000 bear interest at 8% per annum and will become due in November 2000. Proceeds of the loans have been used for general working capital.

          In order to continue as a going concern in 1998, the Company must generate cash flow from operations, continue its arrangement with the Company's factor (in connection therewith the Company's Chairman has provided the Factor with his personal guarantee), produce additional revenues from its previously established and new medical facilities, its new clinical trials or raise additional cash from the sale of stock or debt. No assurances can be made that the Company can obtain additional sources of capital or that operations can produce positive cash flow in the immediate term. The Company is continually evaluating all options available to it, including but not limited to continued staff reductions, working with vendors to obtain extended credit terms, curtailment of certain operations, increasing revenues at existing facilities and protection under creditor's rights laws.


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

                   HEALTH PROFESSIONALS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.

Item 5.           Exhibits and Reports on Form 8-K



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Registrant                                HEALTH PROFESSIONALS, INC.



February 18, 1998                         /s/ Paul F. Merrigan
                                          --------------------
                                          President and Chief Executive Officer




February 18, 1998                         /s/ Gary M. Cedeno
                                          ------------------
                                          Chief Financial Officer